Form 10-K
period 1996-12-31
NML VARIABLE ANNUITY ACCOUNT B
filed 1997-03-31
CIK 72176

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996  Commission file numbers 2-64683,
                            2-94234 and 2-89905.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
             (Exact name of Registrant as specified in its Charter)


               Wisconsin                             39-0509570
----------------------------------------  ---------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

       720 East Wisconsin Avenue
          Milwaukee, Wisconsin                          53202
----------------------------------------  ---------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  414/271-1444

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
          Title of each class                     which registered
          -------------------                 ------------------------
                  None                                  None
                  ----                                  ----
        Securities registered pursuant to Section 23(g) of the Act:

                                   None
                                   ----

     "Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No       ."
                                               -------     -------
     "State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)"

                                 Not Applicable
                                 --------------

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date."

                                      None
                                      ----

                     "DOCUMENTS INCORPORATED BY REFERENCE"
                                      None
                                      ----

                    This Form 10-K report contains 70 pages.

                    The Exhibit Index is located on page 46.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                     PART I

Item 1. Business

            (a)  General development of business.

                 There have been no material changes or developments since the beginning of the fiscal year in the business done or intended to be done by the Registrant and its subsidiaries.

            (b)  Financial information about industry segments.

                 The registrant is a mutual life insurance company whose principal product is life insurance. The Registrant also sells annuity contracts, including variable annuity contracts.

            (c)  Description of business.

                 The Registrant is the seventh largest life insurance company in the United States with total assets in excess of $62 billion on December 31, 1996.

                 The Registrant's principal products are life insurance contracts distributed by approximately 5,900 full-time producing agents. Sales of life insurance contracts as a percentage of total sales is as follows:

                                  1996  80.78%
                                  1995  81.22%
                                  1994  80.60%
                                  1993  82.44%
                                  1992  81.44%
                                  1991  81.11%
                                  1990  82.64%
                                  1989  83.12%
                                  1988  84.18%

                 As of December 31, 1996, the Registrant had 3,513 employees.

            (d)  Not applicable.



Item 2.  Properties
-------  ----------

                 The principal properties used in the business are located at 720 East Wisconsin Avenue and 818 East Mason Street, Milwaukee, Wisconsin. The properties, which house the Registrant's home office, include approximately three and one-half square blocks improved with three office buildings and a parking structure. Title to land and buildings is held in fee.


                              Item 3 is on page 3.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 3. Legal Proceedings

            The Northwestern Mutual Life Insurance Company is engaged in litigation of various kinds, which in its judgment is not of material importance in relation to its total assets. The litigation includes various administrative or judicial proceedings, relating to investments of the Registrant, arising under Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The Registrant believes that these proceedings, singly and in the aggregate, are not material. In addition, NML Variable Annuity Accounts A and C are not engaged in any litigation which is considered material to their total assets.

Item 4. Submission of Matters to a Vote of Security Holders

            (a) Not applicable. The Registrant is a mutual life insurance company and has no stockholders as such.

            (b)  Not applicable.

            (c)  Not applicable.

            (d)  Not applicable.



                              Item 5 is on page 4.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

            (a) Not applicable. The Registrant is a mutual life insurance company and has no equity securities or stockholders as such.

            (b)  Not applicable.

            (c)  Not applicable.



                              Item 6 is on page 5.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 6.  Selected Financial Data
-------  -----------------------

         Results of Operations for NML Variable Annuity Account A for each of the five years ending December 31, follows:



                                                        1996          1995             1994            1993           1992
                                                    ------------  -------------  ----------------  -------------  -------------
Investment Income
  Dividend Income from Northwestern Mutual Series
   Fund, Inc. Growth Stock Portfolio..............   $   379,453  $     128,854    $      18,971##           NA              NA
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. Aggressive Growth Stock Portfolio...     2,456,762        256,787          248,438        359,370          52,183
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. International Equity Portfolio......     1,820,972        217,966          853,704         97,043#             NA
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. Growth and Income Stock Portfolio...     1,206,606        465,091           53,075##           NA              NA
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. Index 500 Stock Portfolio...........     1,906,168        522,842        2,155,181        256,688         191,946
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. Money Market Portfolio..............     1,024,534      1,119,254          708,559        520,596         620,178
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. Balanced Portfolio..................    14,325,426      8,146,698       33,071,685     13,161,961       9,729,580
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. Select Bond Portfolio...............       906,892        652,667        2,990,731      1,423,472       1,251,161
 Dividend Income from Northwestern Mutual Series
   Fund, Inc. High Yield Bond Portfolio...........       473,729        199,805           68,840##           NA              NA
 Dividend Income from Northwestern Mutual Capital
   Appreciation Stock Fund, Inc...................            NA             NA               NA        976,621**       714,398
                                                     -----------  -------------    -------------   ------------   -------------
   Total Income...................................    24,500,542     11,709,964       40,169,184     16,795,751      12,559,446
 Annuity Rate and Expense Guarantees..............     5,783,739      5,072,064        4,466,142      4,074,129       3,496,742
                                                     -----------  -------------    -------------   ------------   -------------
 Net Investment Income............................   $18,716,803  $   6,637,900    $  35,703,042   $  2,721,622   $   9,062,704
                                                     ===========  =============    =============   ============   =============
Realized and Unrealized Gain (Loss) on Investments
 Realized Gain on Investments.....................   $13,967,988  $  13,141,169    $   1,687,702   $  2,347,432   $     858,030
 Unrealized Appreciation (Depreciation) of
   Investments During the Year....................    33,051,905     76,916,515      (39,969,923)    14,612,044       2,977,783
                                                     -----------  -------------    -------------   ------------   -------------
 Net Gain (Loss) on Investments...................   $47,019,893  $  90,057,684     ($38,282,221)  $ 16,959,476   $   3,835,813
                                                     ===========  =============    =============   ============   =============

**   Represents operations through April 29, 1993.

 #   Commenced operations on April 30, 1993.
##   Commenced operations on May 3, 1994.

              See Notes to Financial Statements on page 22-23.

                The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 6.  (continued)
-------  -----------


Changes in Equity for NML Variable Annuity Account A for each of the five years ending December 31, follows:


                                         1996          1995          1994          1993          1992
                                     ------------  ------------  ------------  ------------  -------------
From Investment Activities
  Net Investment Income............   $ 18,716,803   $ 6,637,900  $ 35,703,042  $ 12,721,622  $   9,062,704
  Net Realized Gain on Investments.     13,967,988    13,141,169     1,687,702     2,347,432        858,030
  Net Change in Unrealized
   Appreciation (Depreciation) of
   Investments......................    33,051,905    76,916,515   (39,969,923)   14,612,044      2,977,783
                                      ------------   -----------  ------------  ------------  -------------
     Increase (Decrease) in Equity
     Derived from Investment
     Activities.....................    65,736,696    96,695,584    (2,579,179)   29,681,098     12,898,517
                                      ------------   -----------  ------------  ------------  -------------

From Equity Transactions
  Contract Owners' Net Payments....     65,169,358    49,124,853    52,262,816    51,044,522     48,215,264
  Annuity Payments.................       (830,996)     (610,983)     (603,158)     (522,956)      (497,390)
  Surrenders and Other (Net).......    (52,376,445)  (62,309,189)  (33,008,630)  (33,141,406)   (27,934,737)
                                      ------------   ------------  ------------  ------------  -------------
     Increase (Decrease in Equity
     Derived from Equity
     Transactions..................     11,961,917   (13,795,319)   18,651,028    17,380,160     19,783,137
                                      ------------   ------------  ------------ ------------  -------------

Net Increase (Decrease) in Equity       77,698,613    82,900,265    16,071,849    47,061,258     32,681,654
Equity, Beginning of Year..........    469,821,427   386,921,162   370,849,313   323,788,055    291,106,401
                                      ------------  ------------  ------------  ------------  -------------

Equity, End of Year................   $547,520,040  $469,821,427  $386,921,162  $370,849,313  $ 323,788,055
                                      ============  ============  ============  ============  =============

                See Notes to Financial Statements on page 22-23.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 6. (continued)

Total Assets of NML Variable Annuity Account A for each of the five following years at December 31, follows:


                                          1996            1995               1994             1993            1992
                                     --------------  --------------    -----------------  ------------    ------------
Assets
 Investments at Market Value:
  Northwestern Mutual Series
   Fund, Inc. Growth Stock
   Portfolio.....................    $  9,523,179    $  4,284,669       $  1,397,703 ##            NA               NA
  Northwestern Mutual Series
   Fund, Inc. Aggressive Growth
   Stock Portfolio...............      78,087,972      56,491,009         36,256,480       22,946,546       13,743,522
  Northwestern Mutual Series
   Fund, Inc. International
   Equity Portfolio..............      41,497,787      31,789,148         28,832,978       11,844,559 #             NA
  Northwestern Mutual Series
   Fund, Inc. Growth and Income
   Stock Portfolio...............      13,199,558       7,891,655          3,282,764 ##            NA               NA
  Northwestern Mutual Series
   Fund, Inc. Index 500 Stock
   Portfolio.....................      80,917,025      62,391,687         43,545,408       43,534,827        7,067,703
  Northwestern Mutual Series
   Fund, Inc. Money Market
   Portfolio.....................      23,380,205      21,556,895         20,120,832       17,036,899       19,413,335
  Northwestern Mutual Series
   Fund, Inc. Balanced Portfolio.     270,745,111     257,867,967        230,871,659      252,635,446      233,054,698
  Northwestern Mutual Series
   Fund, Inc. Select Bond
   Portfolio.....................      26,648,961      25,742,752         22,258,901       24,004,669       20,752,581
  Northwestern Mutual Series
   Fund, Inc. High Yield Bond
   Portfolio.....................       4,907,490       2,060,076          1,242,382 ##            NA               NA
  Northwestern Mutual Capital
   Appreciation Stock Fund, Inc..              NA              NA                 NA                0 **    30,340,518
Due from NML Insurance Company            123,152         491,572            179,152          182,546          142,654
Due from Sale of Fund Shares..            387,086          78,037            319,392          418,356          243,505
                                     ------------    ------------       ------------     ------------     ------------
   Total Assets..................    $549,417,526    $470,645,467       $388,307,651     $372,603,848     $324,758,516
                                     ============    ============       ============     ============     ============

** Capital Appreciation Stock Fund was merged into Index 500 Stock Fund on April 30, 1993.
 #  Commenced operations on April 30, 1993.
##  Commenced operations on May 3, 1994.



                See Notes to Financial Statements on page 22-23.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 6. (continued)

Results of Operations for NML Variable Annuity Account C for each of the five years ending December 31, follows:


                                                            1996            1995                1994             1993         1992
                                                     --------------  ---------------   -------------------  ------------   ---------
Investment Income
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Growth Stock Portfolio...............     $   366,920      $    59,271        $       4,518 ##         NA            NA
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Aggressive Growth Stock Portfolio....       2,574,462          242,583              232,345       342,725        38,628
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. International Equity Portfolio.......       1,805,160          190,138              703,931        26,336 #          NA
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Growth and Income Stock Portfolio....       1,146,200          276,923               19,233 ##         NA            NA
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Index 500 Stock Portfolio............       2,082,261          544,553            2,226,240       260,710       125,787
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Money Market Portfolio...............         609,543          494,253              443,639       269,586       315,038
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Balanced Portfolio...................       7,534,370        4,212,478           17,046,665     6,769,160     4,909,056
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. Select Bond Portfolio................         566,451          395,357            1,874,182       813,051       670,892
 Dividend Income from Northwestern Mutual Series
  Fund, Inc. High Yield Bond Portfolio............         309,003           55,220               11,456 ##         NA            NA
 Dividend Income from Northwestern Mutual Capital
  Appreciation Stock Fund, Inc....................              NA               NA                   NA     1,078,208 **    760,962
                                                       -----------      -----------        -------------   -----------    ----------
   Total Income...................................      16,994,370        6,470,776           22,562,209     9,559,776     6,820,363
 Annuity Rate and Expense Guarantees..............       1,738,625          856,764              509,648       235,930        80,714
                                                       -----------      -----------        -------------   -----------    ----------
 Net Investment Income............................     $15,255,745      $ 5,614,012        $  22,052,561   $ 9,323,846    $6,739,649
                                                       ===========      ===========        =============   ===========    ==========
Realized and Unrealized Gain (Loss) on Investments
 Realized Gain on Investments.....................      $8,855,390      $ 9,884,364        $   5,949,795   $ 3,670,743    $  855,374
 Unrealized Appreciation (Depreciation) of
  Investments During the Year.....................      29,832,124       53,407,857          (27,055,878)    7,227,689     1,645,252
                                                       -----------      -----------        -------------   -----------    ----------
 Net Gain (Loss) on Investments..................      $38,687,514      $63,292,221        $ (21,106,083)  $10,898,432    $2,500,626
                                                       ===========      ===========        =============   ===========    ==========

**  Represents operations through April 29, 1993.
 #  Commenced operations on April 30, 1993.
##  Commenced operations on May 3, 1994.

                See Notes to Financial Statements on page 31-32.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 6. (continued)

Changes in Equity for NML Variable Annuity Account C for each of the five years ending December 31, follows:


                                             1996          1995           1994          1993           1992
                                         ------------  -------------  ------------  -------------  -------------
From Investment Activities
 Net Investment Income.................. $  15,255,745   $  5,614,012  $ 22,052,561   $  9,323,846   $  6,739,649
Net Realized Gain (Loss) on Investments      8,855,390      9,884,364     5,949,795      3,670,743        855,374
Net Change in Unrealized Appreciation
 (Depreciation) of Investments..........    29,832,124     53,407,857   (27,055,878)     7,227,689      1,645,252
                                         -------------   ------------  ------------   ------------   ------------
    Increase in Equity Derived from
    Investment Activities...............    53,943,259     68,906,233       946,478     20,222,278      9,240,275
                                         -------------   ------------  ------------   ------------   ------------
From Equity Transactions
Contract Owners' Net Payments..........     89,650,916     59,390,267    48,709,729     39,748,661     40,797,216
Surrenders and Other (Net).............    (34,747,640)    60,872,729   (26,720,946)   (22,334,176)   (22,756,886)
                                         -------------   ------------  ------------   ------------   ------------
Increase in Equity Derived from Equity
Transactions...........................    54,903,276      (1,482,462)   21,988,783     17,414,485     18,040,330
                                         ------------    ------------  ------------   ------------   ------------
Net Increase in Equity.................   108,846,535      67,423,771    22,935,261     37,636,763     27,280,605
Equity, Beginning of Year..............   317,806,038     250,382,267   227,447,006    189,810,243    162,529,638
                                         ------------    ------------  ------------   ------------   ------------
Equity, End of Year....................  $426,652,573    $317,806,038  $250,382,267   $227,447,006   $189,810,243
                                         ============    ============  ============   ============   ============

                See Notes to Financial Statements on page 31-32.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 6. (continued)

Total Assets of NML Variable Annuity Account C for each of the five following years at December 31, follows:


                                          1996            1995              1994             1993              1992
                                     --------------  --------------   ----------------   ------------     -------------
Assets
 Investments at Market Value:
  Northwestern Mutual Series
   Fund, Inc. Growth Stock
   Portfolio.......................    $  9,734,427    $  2,084,697      $    329,792 ##            NA               NA
  Northwestern Mutual Series
   Fund, Inc. Aggressive Growth
   Stock Portfolio.................      95,276,983      57,421,016        33,266,862       21,836,950       10,964,260
  Northwestern Mutual Series
   Fund, Inc. International Equity
   Portfolio.......................      49,461,520      30,039,223        24,647,586        3,183,126 #             NA
  Northwestern Mutual Series
   Fund, Inc. Growth and Income
   Stock Portfolio.................      13,034,961       4,888,505         1,159,187 ##            NA               NA
  Northwestern Mutual Series
   Fund, Inc. Index 500 Stock
   Portfolio.......................      93,249,123      64,560,752        45,552,429       45,850,766        5,456,402
  Northwestern Mutual Series
   Fund, Inc. Money Market
   Portfolio.......................      13,784,374       9,324,692        11,510,121        9,930,082        9,242,596
  Northwestern Mutual Series
   Fund, Inc. Balanced Portfolio...     131,324,909     132,469,239       119,452,506      131,574,218      118,944,619
  Northwestern Mutual Series
   Fund, Inc. Select Bond
   Portfolio.......................      17,803,016      16,281,140        14,262,125       15,071,860       11,641,722
  Northwestern Mutual Series
   Fund, Inc. High Yield Bond
   Portfolio.......................       2,983,258         736,774           201,656 ##            NA               NA
  Northwestern Mutual Capital
   Appreciation Stock Fund, Inc....              NA              NA                NA                0 **    33,555,890
Due from NML Insurance Company.....       1,662,368         808,493           279,107           35,475           23,303
Due from Sale of Fund Shares.......          52,909              36            79,226          145,027           32,679
                                     --------------  --------------  ----------------     ------------     ------------
Total Assets.......................    $428,367,848    $318,614,567      $250,740,600     $227,627,504     $189,861,471
                                     ==============  ==============  ================     ============     ============

** Capital Appreciation Stock Fund was merged into Index 500 Stock Fund on April 30, 1993.
 #   Commenced operations on April 30, 1993.
##   Commenced operations on May 3, 1994.


                See Notes to Financial Statements on page 31-32.

                             Item 7 is on page 11.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           (a)  Liquidity

                The assets of the Northwestern Mutual Life Insurance Company Variable Annuity Account A and C are invested solely in shares of Northwestern Mutual Series Fund, Inc. Index 500 Stock Portfolio, Northwestern Mutual Series Fund, Inc. Aggressive Growth Stock Portfolio, Northwestern Mutual Series Fund, Inc. International Equity Portfolio, Northwestern Mutual Series Fund, Inc. Select Bond Portfolio, Northwestern Mutual Series Fund, Inc. Growth and Income Stock Portfolio, Northwestern Mutual Series Fund, Inc. Balanced Portfolio, Northwestern Mutual Series Fund, Inc. Money Market Portfolio, Northwestern Mutual Series Fund, Inc. Growth Stock Portfolio, and Northwestern Mutual Series Fund, Inc. High Yield Bond Portfolio (the "Funds"). The Funds are open-end investment companies registered under the Investment Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in these Funds. The Registrant's liquidity is not expected to change in a material way.

           (b)  Capital Resources

                All payments from contract owners of NML Variable Annuity Accounts A and C are invested in shares of the Funds. The capital resources of NML Variable Annuity Accounts A and C are the equity in the respective Accounts. This consists of payments from the contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

           (c)  Results of Operations

                         NML Variable Annuity Account A

           Accumulation Unit Values
           Contracts Issued Prior to December 17, 1981:



Division              12/31/96   % of Change  12/31/95   % of Change  12/31/94
--------              ---------  -----------  ---------  -----------  ---------
Growth Stock........  $1.572985       20.00%  $1.310823       29.85%  $1.009479
Agressive Growth
Stock...............   3.286265       16.82    2.813200       38.26    2.034747
International Equity   1.679665       20.11    1.398467       13.72    1.229716
Growth and Income
Stock...............   1.545596       19.07    1.298065       30.15    0.997398
Index 500 Stock.....   2.487952       21.83    2.042204       36.23    1.499054
Money Market........   2.415898        4.49    2.311989        5.04    2.201139
Balanced............   5.180408       12.60    4.600659       25.45    3.667322
Select Bond.........   6.685035        2.54    6.519655       18.21    5.515295
High Yield Bond.....   1.412413       18.87    1.188188       15.91    1.025095

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)
-------  -----------

              Accumulation Unit Values
              Contracts Issued After December 16, 1981 and Prior to March 31, 1995:



Division              12/31/96   % of Change  12/31/95   % of Change  12/31/94
--------              ---------  -----------  ---------  -----------  ---------
Growth Stock........  $1.552125        19.40% $1.299976        29.20% $1.006136
Aggressive Growth
Stock...............   3.188266        16.23   2.743106        37.57   1.993956
International Equity   1.649102        19.50   1.379966        13.16   1.219510
Growth and Income
Stock...............   1.525144        18.47   1.287355        29.50   0.994105
Index 500 Stock.....   2.413788        21.21   1.991330        35.56   1.469006
Money Market........   2.241420         3.97   2.155845         4.51   2.062740
Balanced............   4.805896        12.04   4.289623        24.83   3.436463
Select Bond.........   6.200523         2.02   6.077689        17.62   5.167101
High Yield Bond.....   1.393713        18.27   1.178371        15.33   1.021705

          Accumulation Unit Values
          Contracts Issued On or After March 31, 1995:
          Front Load Version


Division              12/31/96   % of Change  12/31/95   % of Change   3/31/95
--------              ---------  -----------  ---------  -----------  ---------
Growth Stock........  $1.455537        20.42% $1.208718        20.87% $1.000000
Aggressive  Growth
Stock...............   1.529999        17.22   1.305186        30.52   1.000000
International Equity   1.374484        20.53   1.140398        14.04   1.000000
Growth and Income
Stock...............   1.429760        19.49   1.196596        19.66   1.000000
Index 500 Stock.....   1.527085        22.25   1.249114        24.91   1.000000
Money Market........   1.090643         4.86   1.040089         4.01   1.000000
Balanced............   1.334426        13.00   1.180953        18.10   1.000000
Select Bond.........   1.161454         2.90   1.128765        12.88   1.000000
High Yield Bond.....   1.326020        19.29   1.111614        11.16   1.000000

                                   Form 10-K

-------  -----------

           Accumulation Unit Values
           Contracts Issued On or After March 31, 1995:
           Back Load Version



Division                12/31/96    % of Change     12/31/95    % of Change   3/31/95
--------              ------------  ------------  ------------  -----------  ---------
Growth Stock........  $   1.552125        19.40%  $  1.299976        20.11% $1.082329

Aggressive  Growth
Stock...............      3.188266        16.23      2.743106        29.69   2.115045

International Equity      1.649102        19.50      1.379966        13.32   1.217764
Growth and Income
Stock...............      1.525144        18.47      1.287355        18.91   1.082672

Index 500 Stock.....      2.413788        21.21      1.991330        24.12   1.604306

Money Market........      2.241420         3.97      2.155845         3.35   2.085911

Balanced............      4.805896        12.04      4.289623        17.35   3.655399

Select Bond.........      6.200523         2.02      6.077689        12.16   5.418578

High Yield Bond.....      1.393713        18.27      1.178371        10.46   1.066782

             Equity:
                          12/31/96     12/31/95      12/31/94
                          --------     --------      --------
                      $547,520,040  $469,821,427  $386,921,162

          The change in these amounts is largely derived from investment activities within the Account: A $2,579,179 decrease for the year ended December 31, 1994, a $96,695,584 increase for the year ended December 31, 1995, and a $65,736,696 increase for the year ended December 31, 1996. Net contributions (surrenders) from contract owners amounted to $18,651,028 for the year ended December 31, 1994, $(13,795,319) for the year ended December 31, 1995, and $11,961,917 for the year ended December 31, 1996.



                         NML Variable Annuity Account C
          Accumulation Unit Values
          Contracts Issued Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991:


Division               12/31/96   % of Change   12/31/95   % of Change   12/31/94
--------              ----------  -----------  ----------  -----------  ----------
Growth Stock........  $16.046821        20.91% $13.271899        30.82% $10.144941

Aggressive Growth
Stock...............   32.542621        17.70   27.648691        39.29   19.849331

International Equity    1.726413        21.01    1.426613        14.57    1.245144

Growth and Income
Stock...............   15.767435        19.97   13.142782        31.12   10.023581

Index 500 Stock.....   27.133645        22.75   22.104982        37.25   16.105431

Money Market........   26.011476         5.29   24.705630         5.82   23.346279

Balanced............   58.832423        13.45   51.855817        26.39   41.028821

Select Bond.........   76.681608         3.31   74.222515        19.10   62.322013

High Yield Bond.....   14.408967        19.77   12.030416        16.78   10.301956

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)
-------  ----------------------------------------------------------------------

              Accumulation Unit Values
              Contracts Issued After December 16, 1981 or Prior to May 1, 1984:


Division               12/31/96   % of Change   12/31/95   % of Change   12/31/94
--------              ----------  -----------  ----------  -----------  ----------
Growth Stock........  $15.834243        20.30% $13.162242        30.17% $10.111365
Aggressive Growth
Stock...............   31.591115        17.11   26.975930        38.60   19.463084
International Equity    1.695019        20.41    1.407741        14.00    1.234814
Growth and Income
Stock...............   15.558532        19.37   13.034162        30.47    9.990409
Index 500 Stock.....   26.337300        22.13   21.564611        36.57   15.790165
Money Market........   24.167111         4.76   23.069838         5.30   21.909448
Balanced............   54.595947        12.88   48.364840        25.76   38.457844
Select Bond.........   71.125132         2.79   69.192181        18.50   58.388451
High Yield Bond.....   14.218083        19.17   11.931003        16.20   10.267863

          Accumulation Unit Values
          Contracts Issued After December 31, 1991 - Front Load Version:


Division              12/31/96   % of Change  12/31/95   % of Change  12/31/94
--------              ---------  -----------  ---------  -----------  ---------
Growth Stock........  $1.577134        20.12% $1.312966        29.98% $1.010139
Aggressive Growth
Stock...............   2.077739        16.93   1.776871        38.39   1.283916
International Equity   1.685759        20.23   1.402156        13.83   1.231747
Growth and Income
Stock...............   1.549666        19.19   1.300190        30.27   0.998049
Index 500 Stock.....   1.937139        21.95   1.588496        36.37   1.164877
Money Market........   1.192105         4.60   1.139693         5.14   1.083976
Balanced............   1.599774        12.71   1.419325        25.57   1.130270
Select Bond.........   1.370157         2.64   1.334934        18.33   1.128176
High Yield Bond.....   1.416152        18.99   1.190149        16.02   1.025776

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)
-------  -----------

Accumulation Unit Values
Contracts Issued After December 31, 1991 - Simplified Load Version:



Division              12/31/96   % of Change  12/31/95   % of Change  12/31/94
--------              ---------  -----------  ---------  -----------  ---------
Growth Stock........  $1.552125       19.40%  $1.299976       29.20%  $1.006136
Aggressive Growth
Stock...............   3.199964       16.23    2.753170       37.57    2.001269
International Equity   1.649102       19.50    1.379966       13.16    1.219510
Growth and Income
Stock...............   1.525144       18.47    1.287355       29.50    0.994105
Index 500 Stock.....   2.463008       21.22    2.031929       35.56    1.498956
Money Market........   2.246287        3.97    2.160533        4.51    2.067227
Balanced............   4.829655       12.04    4.310821       24.83    3.453452
Select Bond.........   6.260939        2.02    6.136911       17.62    5.217451
High Yield Bond.....   1.393713       18.27    1.178371       15.33    1.021705

                Equity:


          12/31/96           12/31/95            12/31/94
        ------------       ------------         ------------
        $426,652,573       $317,806,038         $250,382,267

          These changes are largely derived from investment activities within the Account: A $946,478 increase for the year ended December 31, 1994, a $68,906,233 increase for the year ended December 31, 1995 and a $53,943,259 increase for the year ended December 31, 1996. Net contributions (surrenders) from contract owners amounted to $21,988,786 for the year ended December 31, 1994, $(1,482,462) for the year ended December 31, 1995, and $54,903,276 for the year ended December 31, 1996.


                             Item 8 is on page 16.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. Financial Statements and Supplementary Data

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                                December 31
                                                                           1996             1995
                                                                       ------------     ------------
Assets
   Investments at market value:

       Northwestern Mutual Series Fund, Inc.

           Growth Stock
              1996:  6,504,903 shares (cost $8,193,212)...........     $  9,523,178
              1995:  3,392,454 shares (cost $3,733,506)...........                      $  4,284,669
           Aggressive Growth Stock
              1996:  24,829,244 shares (cost $54,025,343).........       78,087,971
              1995:  20,408,602 shares (cost $38,233,857).........                        56,491,009
           International Equity
              1996:  26,635,293 shares (cost $34,100,468).........       41,497,787
              1995:  23,460,626 shares (cost $28,902,664).........                        31,789,148
           Growth and Income Stock
              1996:  10,014,839 shares (cost $11,804,187).........       13,199,558
              1995:  6,516,643 shares (cost $7,030,408)...........                         7,891,655
           Index 500 Stock
              1996:  39,375,681 shares (cost $51,893,158).........       80,917,025
              1995:  36,232,106 shares (cost $43,680,571).........                        62,391,687
           Money Market
              1996:  23,380,205 shares (cost $23,380,205).........       23,380,205
              1995:  21,556,895 shares (cost $21,556,895).........                        21,556,895
           Balanced
              1996:  157,593,196 shares (cost $210,643,607).......      270,745,111
              1995:  160,765,565 shares (cost $209,057,927).......                       257,867,967
           Select Bond
              1996:  21,772,027 shares (cost $25,386,654).........       26,648,961
              1995:  20,963,153 shares (cost $24,227,622).........                        25,742,752
           High Yield Bond
              1996:  4,465,414 shares (cost $4,847,740)...........        4,907,490
              1995:  2,007,871 shares (cost $2,071,600)...........                         2,060,076
                                                                       ------------     ------------
                                                                        548,907,286      470,075,858
    Due from Sales of Fund Shares.................................          387,086           78,037
    Due from Northwestern Mutual Life Insurance Company...........          123,152          491,572
                                                                       ------------     ------------
              Total Assets........................................     $549,417,524     $470,645,467
                                                                       ============     ============
Liabilities
    Due to Participants...........................................     $  1,387,248         $254,431
    Due to Northwestern Mutual Life Insurance Company.............          387,086           78,037
    Due from Purchase of Fund Shares..............................          123,150          491,572
                                                                       ------------     ------------
              Total Liabilities..................................      $  1,897,484     $    824,040
                                                                       ============     ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                            December 31
                                                 ---------------------------------
Equity                                                1996             1995
                                                 --------------  -----------------
Contracts Issued Prior to December 17, 1981:
Growth Stock Division
 1996:  118,168 Accumulation Units @ 1.572985....         $185,861
 1995:  1,782 Accumulation Units @ 1.310823......                              $2,336
 Annuity Reserves................................            9,807                  0
                                                    --------------  -----------------
                                                           195,668              2,336
                                                    --------------  -----------------
Aggressive Growth Stock Division
 1996:  890,850 Accumulation Units @ 3.286265....        2,927,568
 1995:  861,229 Accumulation Units @ 2.813200....                           2,422,811
 Annuity Reserves................................           75,244             74,993
                                                    --------------  -----------------
                                                         3,002,812          2,497,804
                                                    --------------  -----------------
International Equity Division
 1996:  1,332,812 Accumulation Units @ 1.679665..        2,238,678
 1995:  1,166,796 Accumulation Units @ 1.398467..                           1,631,726
 Annuity Reserves................................          147,829              2,889
                                                   --------------  -----------------
                                                         2,386,507          1,634,615
                                                    --------------  -----------------
Growth and Income Stock Division
 1996:  69,566 Accumulation Units @ 1.545596.....          107,521
 1995:  9,498 Accumulation Units @ 1.298065......                              12,329
 Annuity Reserves................................          180,931             29,486
                                                   --------------  -----------------
                                                           288,452             41,815
                                                   --------------  -----------------
Index 500 Stock Division
 1996:  9,600,286 Accumulation Units @ 2.487952..       23,885,052
 1995:  10,111,615 Accumulation Units @ 2.042204.                          20,649,980
 Annuity Reserves................................        1,300,177          1,273,520
                                                    --------------  -----------------
                                                        25,185,229         21,923,500
                                                    --------------  -----------------
Money Market Division
 1996:  1,103,625 Accumulation Units @ 2.415898..        2,666,245
 1995:  1,264,988 Accumulation Units @ 2.311989..                           2,924,637
 Annuity Reserves................................           60,981             63,276
                                                    --------------  -----------------
                                                         2,727,226          2,987,913
                                                    --------------  -----------------
Balanced Division
 1996:  4,743,812 Accumulation Units @ 5.180408..       24,574,880
 1995:  5,651,599 Accumulation Units @ 4.600659..                          26,001,081
 Annuity Reserves................................        1,454,827          1,442,962
                                                    --------------  -----------------
                                                        26,029,707         27,444,043
                                                    --------------  -----------------
Select Bond Division
 1996:  1,215,131 Accumulation Units @ 6.685035..        8,123,192
 1995:  1,172,420 Accumulation Units @ 6.519655..                           7,643,772
 Annuity Reserves................................           75,632            244,850
                                                    --------------  -----------------
                                                         8,198,824          7,888,622
                                                    --------------  -----------------
High Yield Bond Division
 1996:  428,588 Accumulation Units @ 1.412413....          605,343
 1995:  NA.......................................                                   0
 Annuity Reserves................................            7,644                  0
                                                    --------------  -----------------
                                                           612,987                  0
                                                    --------------  -----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                            December 31
                                                   -----------------------------
Equity (cont'd.)                                       1996            1995
                                                   -------------  --------------
Contracts Issued After December 16, 1981 and
Prior to March 31, 1995:
 Growth Stock Division
  1996:  4,845,965 Accumulation Units @ 1.552125..     $7,521,543
  1995:  2,970,905 Accumulation Units @ 1.299976..                     $3,862,105
  Annuity Reserves................................              0               0
                                                    -------------  --------------
                                                        7,521,543       3,862,105
                                                    -------------  --------------
 Aggressive Growth Stock Division
  1996:  21,479,837 Accumulation Units @ 3.188266.     68,483,433
  1995:  19,083,707 Accumulation Units @ 2.743106.                     52,348,631
  Annuity Reserves................................        191,587         167,625
                                                    -------------  --------------
                                                       68,675,020      52,516,256
                                                    -------------  --------------
 International Equity Division
  1996:  22,132,206 Accumulation Units @ 1.649102.     36,498,266
  1995:  21,338,268 Accumulation Units @ 1.379966.                     29,446,084
  Annuity Reserves................................        100,731         153,834
                                                    -------------  --------------
                                                       36,598,997      29,599,918
                                                    -------------  --------------
 Growth and Income Stock Division
  1996:  7,054,484 Accumulation Units @ 1.525144..     10,759,104
  1995:  5,605,215 Accumulation Units @ 1.287355..                      7,215,902
  Annuity Reserves:...............................              0         160,662
                                                    -------------  --------------
                                                       10,759,104       7,376,564
                                                    -------------  --------------
 Index 500 Stock Division
  1996:  20,092,060 Accumulation Units @ 2.413788.     48,497,973
  1995:  18,961,291 Accumulation Units @ 1.991330.                     37,758,187
  Annuity Reserves................................      1,673,310       1,340,376
                                                    -------------  --------------
                                                       50,171,283      39,098,563
                                                    -------------  --------------
 Money Market Division
  1996:  7,029,739 Accumulation Units @ 2.241420..     15,756,598
  1995:  7,896,022 Accumulation Units @ 2.155845..                     17,022,599
  Annuity Reserves................................        368,369         387,730
                                                    -------------  --------------
                                                       16,124,967      17,410,329
                                                    -------------  --------------
 Balanced Division
  1996:  48,457,793 Accumulation Units @ 4.805896.    232,883,113
  1995:  52,575,295 Accumulation Units @ 4.289623.                    225,528,193
  Annuity Reserves................................      3,048,888       2,924,538
                                                    -------------  --------------
                                                      235,932,001     228,452,731
                                                    -------------  --------------
 Select Bond Division
  1996:  2,691,481 Accumulation Units @ 6.200523..     16,688,589
  1995:  2,778,441 Accumulation Units @ 6.077689..                     16,886,499
  Annuity Reserves................................        580,678         597,617
                                                    -------------  --------------
                                                       17,269,267      17,484,116
                                                    -------------  --------------
 High Yield Bond Division
  1996:  2,456,295 Accumulation Units @ 1.393713..      3,423,371
  1995:  1,609,770 Accumulation Units @ 1.178371..                      1,896,907
  Annuity Reserves................................              0               0
                                                    -------------  --------------
                                                        3,423,371       1,896,907
                                                    -------------  --------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                              December 31
                                                   -------------------------------
Equity (cont'd.)                                         1996            1995
                                                   --------------  ---------------
Contracts Issued On or After March 31, 1995 -
Back Load Version:
 Growth Stock Division
  1996:  922,390 Accumulation Units @ 1.552125...      $1,431,665
  1995:  227,218 Accumulation Units @ 1.299976...                         $295,378
 Aggressive Growth Stock Division
  1996:  1,734,023 Accumulation Units @ 3.188266.       5,528,526
  1995:  407,729 Accumulation Units @ 2.743106...                        1,118,443
 International Equity Division
  1996:  1,281,128 Accumulation Units @ 1.649102.       2,112,711
  1995:  374,986 Accumulation Units @ 1.379966...                          517,469
 Growth and Income Stock Division
  1996:  1,215,721 Accumulation Units @ 1.525144.       1,854,150
  1995:  310,321 Accumulation Units @ 1.287355...                          399,493
 Index 500 Stock Division
  1996:  1,970,961 Accumulation Units @ 2.413788.       4,757,482
  1995:  471,752 Accumulation Units @ 1.991330...                          939,414
 Money Market Division
  1996:  1,123,081 Accumulation Units @ 2.241420.       2,517,297
  1995:  379,473 Accumulation Units @ 2.155845...                          818,085
 Balanced Division
  1996:  1,347,427 Accumulation Units @ 4.805896.       6,475,593
  1995:  372,457 Accumulation Units @ 4.289623...                        1,597,701
 Select Bond Division
  1996:  182,907 Accumulation Units @ 6.200523...       1,134,116
  1995:  50,828 Accumulation Units @ 6.077689....                          308,917
 High Yield Bond Division
  1996:  572,121 Accumulation Units @ 1.393713...         797,373
  1995:  138,470 Accumulation Units @ 1.178371...                          163,170

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                          December 31
                                                --------------------------------
Equity (cont'd.)                                     1996             1995
                                                ---------------  ---------------
Contracts Issued On or After March 31, 1995 -
Front Load Version:
Growth Stock Division
 1996:  257,158 Accumulation Units @ 1.455537...         $374,303
 1995:  103,292 Accumulation Units @ 1.208718...                          $124,851
Aggressive Growth Stock Division
 1996:  568,732 Accumulation Units @ 1.529999...          870,160
 1995:  255,895 Accumulation Units @ 1.305186...                           333,991
International Equity Division
 1996:  286,469 Accumulation Units @ 1.374484...          393,747
 1995:  32,573 Accumulation Units @ 1.140398....                            37,146
Growth and Income Stock Division
 1996:  208,323 Accumulation Units @ 1.429760...          297,852
 1995:  114,414 Accumulation Units @ 1.196596...                           136,908
Index 500 Stock Division
 1996:  454,096 Accumulation Units @ 1.527085...          693,444
 1995:  278,235 Accumulation Units @ 1.249114...                           347,547
Money Market Division
 1996:  1,843,605 Accumulation Units @ 1.090643.        2,010,713
 1995:  327,441 Accumulation Units @ 1.040089...                           340,568
Balanced Division
 1996:  786,271 Accumulation Units @ 1.334426...        1,049,220
 1995:  164,303 Accumulation Units @ 1.180953...                           194,035
Select Bond Division
 1996:  38,713 Accumulation Units @ 1.161454....           44,963
 1995:  26,732 Accumulation Units @ 1.128765....                            30,174
High Yield Bond Division
 1996:  55,625 Accumulation Units @ 1.326020....           73,760
 1995:  NA......................................                                 0
  Total Equity..................................      547,520,040      469,821,427
                                                      -----------      -----------
  Total Liabilities and Equity..................      549,417,524      470,645,467
                                                      ===========      ===========

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31



                                                                    1996           1995           1994
                                                                -------------  -------------  -------------
Investment Income
    Dividend Income...........................................   $ 24,500,542  $ 11,709,964    $40,169,184
    Annuity Rate and Expense Guarantees.......................      5,783,739     5,072,064      4,466,142
                                                                 ------------  ------------   ------------
    Net Investment Income.....................................     18,716,803     6,637,900     35,703,042
                                                                 ------------  ------------   ------------
Realized and Unrealized Gain on Investments
    Net Unrealized Gain on Investments........................     13,967,988    13,141,169      1,687,702
    Unrealized Appreciation (Depreciation) During the Year....     33,051,905    76,916,515    (39,969,923)
                                                                 ------------  ------------  -------------
    Net Gain (Loss) on Investments............................     47,019,893    90,057,684    (38,282,221)
                                                                 ------------  ------------   -------------
Increase (Decrease) in Equity Derived from Investment Activity     65,736,696    96,695,584     (2,579,179)
                                                                 ------------  ------------   ------------
Equity Transactions
    Contract Owners' Net Payments.............................     65,169,358    49,124,853     52,262,816
    Annuity Payments..........................................       (830,996)     (610,983)      (603,158)
    Surrenders and Other (Net)................................    (52,376,445)  (62,309,189)   (33,008,630)
                                                                 ------------  ------------   ------------
Increase (Decrease) in Equity Derived from Equity Transactions     11,961,917   (13,795,319)    18,651,028
                                                                 ------------  ------------   ------------
Net Increase in Equity........................................     77,698,613    82,900,265     16,071,849
Equity, Beginning of Year.....................................    469,821,427   386,921,162    370,849,313
                                                                 ------------  ------------   ------------
Equity, End of Year...........................................   $547,520,040  $469,821,427   $386,921,162
                                                                 ============  ============   ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                         NOTES TO FINANCIAL STATEMENTS

Note 1--NML Variable Annuity Account A (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual Life") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Beginning March 31, 1995, two versions of the contract are offered: Front Load contracts with a sales charge up to 4% of purchase payments and Back Load contracts with a withdrawal charge of 0-8%.

Note 2--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. (the
"Fund").   The shares are valued at the Fund's offering and redemption price per share.

On May 3, 1994, five new portfolios commenced operations in the Fund:
Aggressive Growth Stock Portfolio, International Equity Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio and High Yield Bond Portfolio. Additionally, on May 3, 1994, the assets of Northwestern Mutual Life's Variable Annuity funds were merged into the respective portfolio of the Fund in a tax-free exchange of shares.

The Fund is an open-end investment company registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience.
For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3%, 3 1/2% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Table with assumed interest rates of 3 1/2% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1983 Table with assumed interest rates of 3 1/2% or 5%.

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:


Purchases                           1996          1995          1994
---------                       ------------  ------------  ------------
Growth Stock Division            $ 4,830,460   $ 2,702,664   $ 1,651,267
Aggressive Growth Division        17,797,661    10,658,292    14,415,626
International Equity Division      8,274,087     4,305,567    19,932,991
Growth & Income Stock Division     5,756,071     4,147,264     3,579,504
Index 500 Stock Division          11,279,772     7,998,931     7,554,309
Money Market Division             13,328,217    14,421,123    12,836,216
Balanced Division                 20,896,761    14,258,034    42,118,207
Select Bond Division               5,463,472     3,837,930     5,853,201
High Yield Bond Division           3,296,028     1,411,373     1,328,717

Sales
-----
Growth Stock Division                508,512       427,690       236,591
Aggressive Growth Division         4,234,497     5,672,013     2,578,041
International Equity Division      3,828,530     5,324,662     1,723,339
Growth & Income Stock Division     1,277,020       576,160       214,192
Index 500 Stock Division           5,728,800     5,165,148     5,927,056
Money Market Division             11,504,938    12,987,931     9,752,283
Balanced Division                 26,932,275    36,790,058    30,795,275
Select Bond Division               4,528,222     3,928,823     3,922,478
High Yield Bond Division             568,230       673,375        32,399

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                         NOTES TO FINANCIAL STATEMENTS

Note 6--On April 30, 1993, Northwestern Mutual Capital Appreciation Stock Fund was merged into the Northwestern Mutual Index 500 Stock Fund in a tax-free exchange of fund shares. 21,689,286 shares of Northwestern Mutual Capital Appreciation Stock Fund, Inc. were exchanged for 22,749,651 shares of Northwestern Mutual Index 500 Stock Fund, Inc. The shares exchanged were valued at $30,719,638 for each Division.

Note 7--A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual Life as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected, and the risk that the charges made by Northwestern Mutual Life may be insufficient to cover the actual costs incurred in connection with the contracts.

For contracts issued on or after March 31, 1995, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and a1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 3/4 of 1% and 1 1/2%, respectively.

For contracts issued after December 16, 1981 and prior to March 31, 1995, the deduction is at an annual rate of 1 1/4% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1 1/2% annual rate.

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of 3/4 of 1% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1% annual rate.

Beginning in 1995, Northwestern Mutual Life paid a dividend to certain contracts. The dividend was reinvested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 8--Northwestern Mutual Life is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual Life. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

                      [PRICE WATERHOUSE LLP LETTERHEAD]

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Northwestern Mutual Life Insurance Company and
  Contract Owners of NML Variable Annuity Account A

In our opinion, the statements appearing on pages 16 through 23 present fairly, in all material respects, the financial position of NML Variable Annuity Account A at December 31, 1996 and 1995, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

January 22, 1997

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                     December 31
                                                        -------------------------------------
Assets                                                        1996               1995
                                                        ----------------  -------------------
 Investments at market value:
  Northwestern Mutual Series Fund, Inc.
   Growth Stock
    1996:  6,649,199 shares (cost $9,029,280)..........      $  9,734,427
    1995:  1,650,591 shares (cost $1,947,392)..........                           $  2,084,697
   Aggressive Growth Stock
    1996:  30,294,748 shares (cost $70,855,533)........        95,276,983
    1995:  20,744,587 shares (cost $40,636,758)........                             57,421,016
   International Equity
    1996:  31,746,803 shares (cost $41,642,844)........        49,461,520
    1995:  22,169,169 shares (cost $27,851,615)........                             30,039,223
   Growth and Income Stock
    1996:  9,889,955 shares (cost $12,379,951).........        13,034,961
    1995:  4,036,751 shares (cost $4,620,194)..........                              4,888,505
   Index 500 Stock
    1996:  45,376,702 shares (cost $63,645,634)........        93,249,123
    1995:  37,491,726 shares (cost $46,641,879)........                             64,560,752
   Money Market
    1996:  13,784,374 shares (cost $13,784,374)........        13,784,374
    1995:  9,324,692 shares (cost $9,324,692)..........                              9,324,692
   Balanced
    1996:  76,440,576 shares (cost $108,531,164).......       131,324,909
    1995:  82,586,808 shares (cost $113,566,515).......                            132,469,239
   Select Bond
    1996:  14,544,948 shares (cost $16,953,280)........        17,803,016
    1995:  13,258,257 shares (cost $15,437,346)........                             16,281,140
   High Yield Bond
    1996:  2,714,521 shares (cost $2,978,850)..........         2,983,258
    1995:  718,103 shares (cost $760,109)..............                                736,774
                                                         ----------------  -------------------
                                                              426,652,571          317,806,039
 Due from Sales of Fund Shares.........................            52,909                   36
 Due from Northwestern Mutual Life Insurance Company            1,662,368              808,493
                                                         ----------------  -------------------
    Total Assets.......................................      $428,367,848         $318,614,568
                                                         ================  ===================
 Liabilities
Due to Northwestern Mutual Life Insurance Company            $     52,909         $         36
Due from Purchase of Fund Shares.......................         1,662,368              808,493
                                                         ----------------  -------------------
    Total Liabilities..................................      $  1,715,277         $    808,529
                                                         ================  ===================

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                              December 31
                                                    -------------------------------
Equity                                                   1996               1995
                                                    --------------    ---------------
 Contracts Issued Before December 17, 1981 or
 Between April 30, 1984 and December 31, 1991:
  Growth Stock Division
    1996:  378,236 Accumulation Units @ 16.046821...   $   6,069,485
    1995:  63,881 Accumulation Units @ 13.271899....                    $     847,822
  Aggressive Growth Stock Division
    1996:  1,944,411 Accumulation Units @ 32.542621.      63,276,230
    1995: 1,397,886 Accumulation Units @ 27.648691..                       38,649,707
  International Equity Division
    1996:  20,439,570 Accumulation Units @ 1.726413.      35,287,138
    1995:  14,747,735 Accumulation Units @ 1.426613.                       21,039,310
  Growth and Income Stock Division
    1996:  424,144 Accumulation Units @ 15.767435...       6,687,664
    1995:  117,004 Accumulation Units @ 13.142782...                        1,537,752
  Index 500 Stock Division
    1996:  2,386,284 Accumulation Units @ 27.133645.      64,748,577
    1995:  2,232,985 Accumulation Units @ 22.104982.                       49,360,095
  Money Market Division
    1996:  57,013 Accumulation Units @ 26.011476....       1,483,002
    1995:  62,209 Accumulation Units @ 24.705630....                        1,536,924
  Balanced Division
    1996:  1,489,658 Accumulation Units @ 58.832423.      87,640,161
    1995:  1,889,324 Accumulation Units @ 51.855817.                       97,972,463
  Select Bond Division
    1996:  97,868 Accumulation Units @ 76.681608....       7,504,704
    1995:  124,163 Accumulation Units @ 74.222515...                        9,215,714
  High Yield Bond Division
    1996:  119,423 Accumulation Units @ 14.408967...       1,720,768
    1995:  21,583 Accumulation Units @ 12.030416....                          259,657

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES




                                                             December 31
                                                 ---------------------------------
Equity (Cont'd.)                                        1996             1995
                                                 ----------------  ---------------
 Contracts Issued After December 16, 1981 and
 Prior to May 1, 1984:
  Aggressive Growth Stock Division
   1996:  4,243 Accumulation Units @ 31.591115...        $  134,035
   1995:  5,527 Accumulation Units @ 26.975930...                         $  149,103
   Annuity Reserves..............................            31,590                0
                                                   ----------------  ---------------
                                                            165,625          149,103
                                                   ----------------  ---------------
  International Equity Division
   1996:  109,569 Accumulation Units @ 1.695019..           185,722
   1995:  497,710 Accumulation Units @ 1.407741..                            700,647
   Annuity Reserves..............................            16,637                0
                                                   ----------------  ---------------
                                                            202,359          700,647
                                                   ----------------  ---------------
  Growth and Income Stock Division
   1996:  1,252 Accumulation Units @ 15.558532...            19,472
   1995:  N/A....................................                                  0
   Annuity Reserves..............................            33,791                0
                                                   ----------------  ---------------
                                                             53,263                0
                                                   ----------------  ---------------
  Index 500 Stock Division
   1996:  45,781 Accumulation Units @ 26.337300..         1,205,748
   1995:  49,450 Accumulation Units @ 21.564611..                          1,066,361
   Annuity Reserves..............................            34,467                0
                                                   ----------------  ---------------
                                                          1,240,215        1,066,361
                                                   ----------------  ---------------
  Money Market Division
   1996:  14,233 Accumulation Units @ 24.167111..           343,966
   1995:  14,478 Accumulation Units @ 23.069838..                            334,015
   Annuity Reserves..............................             7,669                0
                                                   ----------------  ---------------
                                                            351,635          334,015
                                                   ----------------  ---------------
  Balanced Division
   1996:  90,172 Accumulation Units @ 54.595947..         4,923,025
   1995:  113,109 Accumulation Units @ 48.364840.                          5,470,492
   Annuity Reserves..............................           429,289          405,494
                                                   ----------------  ---------------
                                                          5,352,314        5,875,986
                                                   ----------------  ---------------
  Select Bond Division
   1996:  7,598 Accumulation Units @ 71.125132...           540,440
   1995:  7,287 Accumulation Units @ 69.192181...                            504,224
   Annuity Reserves..............................            39,535                0
                                                   ----------------  ---------------
                                                            579,975          504,324
                                                   ----------------  ---------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                              December 31
Equity (cont'd)                                                           1996           1995
                                                                       ----------     ----------
Contracts Issued After December 31, 1991 Front Load Version:

   Growth Stock Division
      1996:  587,482 Accumulation Units @ 1.577134................     $  926,538
      1995:  361,207 Accumulation Units @ 1.312966................                    $  474,252

   Aggressive Growth Stock Division
      1996:  3,197,341 Accumulation Units @ 2.077739..............      6,643,240
      1995:  2,242,402 Accumulation Units @ 1.776871..............                     3,984,459

   International Equity Division
      1996:  2,709,249 Accumulation Units @ 1.685759..............      4,567,140
      1995:  2,009,228 Accumulation Units @ 1.402156..............                     2,817,251

   Growth and Income Stock Division
      1996:  1,357,354 Accumulation Units @ 1.549666..............      2,103,446
      1995:  861,211 Accumulation Units @ 1.300190................                     1,119,738

   Index 500 Stock Division
      1996:  3,880,961 Accumulation Units @ 1.937139..............      7,517,961
      1995:  2,399,586 Accumulation Units @ 1.588496..............                     3,811,733

   Money Market Division
      1996:  2,829,669 Accumulation Units @ 1.192105..............      3,373,263
      1995:  2,956,017 Accumulation Units @ 1.139693..............                     3,368,952

   Balanced Division
      1996:  5,934,240 Accumulation Units @ 1.599774..............      9,493,443
      1995:  5,275,308 Accumulation Units @ 1.419325..............                     7,487,377

   Select Bond Division
      1996:  2,676,832 Accumulation Units @ 1.370157..............      3,667,680
      1995:  1,800,898 Accumulation Units @ 1.334934..............                     2,404,080

   High Yield Bond Division
      1996:  275,323 Accumulation Units @ 1.416152................        389,899
      1995:  90,184 Accumulation Units @ 1.190149.................                       107,332

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                               December 31
                                                     -------------------------------
Equity (cont'd)                                           1996            1995
                                                     --------------  ---------------
 Contracts Issued After December 31, 1991
 Simplified Load Version:
  Growth Stock Division
   1996:  1,742,522 Accumulation Units @ 1.552125.    $  2,704,613
   1995:  586,644 Accumulation Units @ 1.299976...                     $    762,623
  Aggressive Growth Stock Division
   1996:  7,872,553 Accumulation Units @ 3.199964.      25,191,889
   1995:  5,316,689 Accumulation Units @ 2.753170.                       14,637,748
  International Equity Division
   1996:  5,703,032 Accumulation Units @ 1.649102.       9,404,881
   1995:  3,972,573 Accumulation Units @ 1.379966.                        5,482,016
  Growth and Income Stock Division
   1996:  2,769,823 Accumulation Units @ 1.525144.       4,224,380
   1995:  1,733,022 Accumulation Units @ 1.287355.                        2,231,015
  Index 500 Stock Division
   1996:  8,015,553 Accumulation Units @ 2.463008.      19,742,371
   1995:  5,080,179 Accumulation Units @ 2.031929.                       10,322,563
  Money Market Division
   1996:  3,818,067 Accumulation Units @ 2.246287.       8,576,475
   1995:  1,890,645 Accumulation Units @ 2.160533.                        4,084,801
  Balanced Division
   1996:  5,971,232 Accumulation Units @ 4.829655.      28,838,992
   1995:  4,902,410 Accumulation Units @ 4.310821.                       21,133,413
  Select Bond Division
   1996:  966,414 Accumulation Units @ 6.260939...       6,050,655
   1995:  677,396 Accumulation Units @ 6.136911...                        4,157,122
  High Yield Bond Division
   1996:  626,090 Accumulation Units @ 1.393713...         872,590
   1995:  313,810 Accumulation Units @ 1.178371...                          369,785
                                                      ------------     ------------
     Total Equity.................................    $426,652,571     $317,806,038
                                                      ------------     ------------
     Total Liabilities and Equity.................    $428,367,848     $318,614,567
                                                      ============     ============

    The Accompanying Notes are an Integral Part of the Financial Statempents.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31


                                                                     1996            1995           1994
                                                                --------------  --------------  -------------
Investment Income
 Dividend Income.................................................   $ 16,994,370    $  6,470,776   $ 22,562,209
 Annuity Rate and Expense Guarantees.............................      1,738,625         856,764        509,648
                                                                  --------------  --------------  -------------
 Net Investment Income...........................................     15,255,745       5,614,012     22,052,561
                                                                  --------------  --------------  -------------
Realized and Unrealized Gain (Loss) on Investments
 Net Realized Gain (Loss) on Investments.........................      8,855,390       9,884,364      5,949,795
 Unrealized Appreciation (Depreciation) During the Year..........     29,832,124      53,407,857    (27,055,878)
                                                                  --------------  --------------  -------------
 Net Gain (Loss) on Investments..................................     38,687,514      63,292,221    (21,106,083)
                                                                  --------------  --------------  -------------
Increase in Equity Derived from Investment Activity.............      53,943,259      68,906,233        946,478
                                                                  --------------  --------------  -------------
Equity Transactions
 Contract Owners' Net Payments...................................     89,650,916      59,390,267     48,709,729
 Surrenders and Other (Net)......................................    (34,747,640)    (60,872,729)   (26,720,946)
                                                                  --------------  --------------  -------------
Increase (Decrease) in Equity Derived from Equity Transactions..      54,903,276      (1,482,462)    21,988,783
                                                                  --------------  --------------  -------------
Net Increase in Equity..........................................     108,846,535      67,423,771     22,935,261
Equity, Beginning of Year.......................................     317,806,038     250,382,267    227,447,006
                                                                  --------------  --------------  -------------
Equity, End of Year.............................................    $426,652,573    $317,806,038   $250,382,267
                                                                  ==============  ==============  =============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                         NOTES TO FINANCIAL STATEMENTS

Note 1--NML Variable Annuity Account C (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual Life" or "Sponsor") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Beginning December 31, 1991, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Simplified Load contracts with an installation fee of $750.

Note 2--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. (the "Fund"). The shares are valued at the Fund's offering and redemption price per share.

On May 3, 1994, five new portfolios commenced operations in the Fund:
Aggressive Growth Stock Portfolio, International Equity Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio and High Yield Bond Portfolio. Additionally, on May 3, 1994, the assets of Northwestern Mutual Life's Variable Annuity funds were merged into the respective portfolio of the Fund in a tax-free exchange of shares.

The Fund is an open-end investment company registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Table with assumed interest rates of 3 1/2% or 5%.

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:


Purchases                            1996           1995           1994
---------                       --------------  ------------  --------------
Growth Stock Division              $ 7,308,964   $ 1,794,866     $   356,487
Aggressive Growth Division          30,690,195    15,956,497      12,289,757
International Equity Division       15,119,614     6,724,373      23,854,689
Growth & Income Stock Division       8,410,421     3,709,640       1,282,402
Index 500 Stock Division            19,824,136     9,719,794       8,659,996
Money Market Division               20,346,897    10,821,340      11,074,834
Balanced Division                   19,426,753    17,257,735      31,432,161
Select Bond Division                 5,445,050     4,302,192       5,219,278
High Yield Bond Division             2,362,508       632,095         303,059

Sales
-----
Growth Stock Division                 $303,927       213,213          24,577
Aggressive Growth Division           1,045,256     6,866,522       2,229,844
International Equity Division        1,571,810     4,899,939       1,132,149
Growth & Income Stock Division         839,196       310,894         108,587
Index 500 Stock Division             5,253,981     7,360,855       7,244,819
Money Market Division               15,887,232    13,008,176       9,494,795
Balanced Division                   29,797,911    29,565,575      26,386,243
Select Bond Division                 3,918,139     4,475,998       3,718,654
High Yield Bond Division               158,086        87,219          91,658

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                         NOTES TO FINANCIAL STATEMENTS

Note 6--On April 30, 1993, Northwestern Mutual Capital Appreciation Stock Fund was merged into the Northwestern Mutual Index 500 Stock Fund in a tax-free exchange of fund shares. 23,586,477 shares of Northwestern Mutual Capital Appreciation Stock Fund, Inc. were exchanged for 24,739,593 shares of Northwestern Mutual Index 500 Stock Fund, Inc. The shares exchanged were valued at $33,406,725 for each Division.

Note 7--A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual Life as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected and the risk that the charges made by Northwestern Mutual Life may be insufficient to cover the actual costs incurred in connection with the contracts.

Generally, for contracts issued after December 31, 1991, for the Front Load Version and the Simplified Load Version, the deduction for annuity rate and expense guarantees if determined daily at annual rates of 6.5/10 of 1% and 1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 1% and 1 1/2% annual rates, respectively.

Generally, the deduction for contracts issued before December 17, 1981 or between April 30, 1984 and December 31, 1991, as provided for in the contracts has been waived by the Board of Trustees of Northwestern Mutual Life. For these contracts, the rate may be determined by the Board of Trustees of Northwestern Mutual Life not to exceed a 1/4 of 1% annual rate.

For contracts issued after December 16, 1981, and prior to May 1, 1984, the deduction is determined daily at an annual rate of 1/2 of 1% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 3/4 of 1% annual rate.

Note 8--Northwestern Mutual Life is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual Life. Under current law, no
federal income taxes are payable with respect to the Account.   Accordingly, no
provision for any such liability has been made.


                             Item 9 is on page 34.

                      [PRICE WATERHOUSE LLP LETTERHEAD]

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Northwestern Mutual Life Insurance Company and
  Contract Owners of NML Variable Annuity Account C

In our opinion, the statements appearing on pages 25 through 32 present fairly, in all material respects, the financial position of NML Variable Annuity Account C at December 31, 1996 and 1995, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

January 22, 1997

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




         Item 9.  Disagreements on Accounting and Financial Disclosure
         -------  ----------------------------------------------------

                  Not applicable.




                             Item 10 is on page 35.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    (a) The following information as of March 1, 1997, is provided with respect to each director, including persons chosen to become directors, of the Registrant. The Registrant uses the title of Trustee to denote the directors.


                                            EXPIRATION OF TERM
       TRUSTEE           AGE  YEAR ELECTED  OF OFFICE                       OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
-----------------------  ---  ------------  --------------------  ------------------------------------------------------------------
R. Quintus Anderson      66       1984      May 1999              Chairman, Audit Committee
Edward E. Barr           60       1991      May 1999              Member, Human Resources and Public Policy Committee
Gordon T. Beaham, III    65       1988      May 1997 (1)          Member, Operations and Technology Committee
Robert C. Buchanan       56       1991      May 1999              Member, Audit, Executive and Finance Committee
Robert E. Carlson        61       1989      May 1998              Executive Vice President; Member, Executive Committee
George A. Dickerman      58       1994      May 2000              Member, Agency and Marketing Committee
Thomas I. Dolan          69       1986      May 2000              Member, Human Resources and Public Policy Committee
Pierre S. DuPont         62       1985      May 1998              Member, Agency and Marketing Committee
James D. Ericson         61       1989      May 2000              President and C.E.O.; Member, Human Resources and Public Policy,
                                                                  Agency & Marketing, and Operations and Technology Committees;
                                                                  Chairman, Executive and Finance Committees
J. E. Gallegos           61       1985      May 2000              Member, Audit Committee
Stephen N. Graff         62       1996      May 2000              Member, Executive, Finance, and Operations and Technology
                                                                  Committees
Patricia Albjerg Graham  62       1980      May 2000              Member, Human Resources and Public Policy Committee
Stephen F. Keller        58       1984      May 1999              Member, Audit Committee
Barbara A. King          50       1996      May 1998              Member, Agency and Marketing Committtee
J. Thomas Lewis          60       1978      May 1998              Chairman, Human Resources  and Public Policy Committee

(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1997 Annual meeting of policyholders. If re-elected, these Trustees' terms will expire in May of 2001.

* Retiring on May 28, 1997.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K







                                 YEAR      EXPIRATION OF
        TRUSTEE           AGE   ELECTED   TERM OF OFFICE                 OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
        -------           ---   -------   ---------------                 ----------------------------------------------
Daniel F. McKeithan, Jr.  61      1988    May 1999        Member, Executive, Finance, and Human Resources and Public Policy
  Committees
Guy A. Osborn             61      1994    May 1997 (1)    Member, Operations and Technology, Executive and Finance Committees
Donald J. Schuenke        68      1980    May 1998        Member, Agency and Marketing, Executive and Finance Committees
H. Mason Sizemore, Jr.    55      1993    May 1999        Member, Agency and Marketing Committee
Harold B. Smith           63      1973    May 2000        Member, Operations and Technology Committee
Sherwood H. Smith, Jr.    60      1992    May 1998        Chairman, Agency & Marketing Committee
John E. Steuri            57      1994    May 1999        Chariman, Operations and Technology Committee
John J. Stollenwerk       57      1993    May 1997 (1)    Member, Agency and Marketing, Executive and Finance Committees
Barry L. Williams         52      1987    May 1997 (1)    Member, Human Resources and Public Policy Committee
Kathryn D. Wriston        58      1986    May 1997 (1)    Member, Audit Committee

(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1997 Annual meeting of policyholders. If re-elected, these Trustees' terms will expire in May of 2001.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 10. (continued)

       (b) The following information as of March 1, 1997, is provided with respect to each Executive Officer of the Registrant.



        NAME          AGE                           POSITION
--------------------  ---  ----------------------------------------------------------
James D. Ericson      61   President and Chief Executive Officer, Trustee
Robert E. Carlson     61   Executive Vice President (Agencies and Marketing), Trustee
Peter W. Bruce        51   Executive Vice President (Operations and Administration)
Frederic H. Sweet     53   Senior Vice President (Government Relations)
Dennis Tamcsin        58   Senior Vice President (Agencies)
James W. Ehrenstrom   60   Senior Vice President
Walt J. Wojcik        57   Senior Vice President (Information Systems)
Edward J. Zore        51   Executive Vice President (Finance and Investments)
Mason G. Ross         52   Senior Vice President (Real Estate)
Richard L. Hall       51   Senior Vice President (Marketing)
John M. Bremer        49   Senior Vice President, General Counsel and Secretary
Mark G. Doll          47   Senior Vice President (Public Markets)
William C. Koenig     49   Senior Vice President and Chief Actuary
Gary E. Long          52   Vice President and Controller
Deborah A. Beck       49   Senior Vice President (Insurance Operations)
Donald L. Mellish     58   Vice President (Field Financial Services)
Barbara F. Piehler    46   Vice President (Policyowner Services)
James F. Reiskytl     59   Vice President (Tax and Financial Planning
Leonard F. Stecklein  50   Vice President (Agency Services)
Martha M. Valerio     50   Vice President (Corporate Development)
W. Ward White         57   Vice President (Communications)
Thomas E. Dyer        51   Vice President (New Business)
Steven T. Catlett     47   Vice President (Corporate Services)
Gregory C. Oberland   39   Vice President (Policy Benefits)
Meridee J. Maynard    41   Vice President (Annuity and Accumulation Products)
Susan A. Lueger       43   Vice President (Human Resources)
William H. Beckley    49   Vice President (Agencies)
Robert J. Berdan      50   Vice President (Compliance/Best Practices)
John E. Schlifske     37   Vice President (Securities)
Bruce L. Miller       50   Senior Vice President (Corporate Planning and Development)

            All of the Executive Officers, except Susan A. Lueger and Bruce L. Miller, have been associated with the Registrant, although not necessarily in their present positions, for more than five years.

            Susan A. Lueger has been Vice President of NML since May, 1994; Vice President of Human Resources at Wisconsin Electric Power Company 1992-1994; prior thereto with WEPC in the following positions: Assistant Vice President-Human Resources 1/92 to 11/92; Director-Human Resources 5/91 to 1/92; Manager-Compensation & Benefits Division 7/90 to 5/91; Project Specialist-Employment and Training Division 2/88 to 7/90. Bruce L. Miller has been Senior Vice President of NML since july, 1996. Prior thereto consultant for Medication Delivery Services 1995-96; CoreSource, Inc. 1992-94; Crabtree Capital Corporation 1989-92; Aon Corporation 1980-89; Glover, Inc. 1977-80; Whitman Corporation 1973-77; McKinsey & Company, Inc. 1966-73.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 10.  (continued)
--------  ----------------------------------------------------------------------------

          Term of office for all Executive Officers is one year expiring May 31, 1997.

          (c)  Not applicable

          (d) No one of the Executive Officers or Trustees is related to any other to the best of our knowledge.

          (e) Business experience and directorships of Trustees are as follows:





                                               PRINCIPAL OCCUPATION
        TRUSTEE                               DURING PAST FIVE YEARS                                DIRECTORSHIPS
--------------------------------------------------------------------------------------------------------------------------------

R. Quintus Anderson       Chairman, The Aarque Capital Corporation, Jamestown, New York.  Cold Metal Products Company, Inc.
                                                                                          Oneida, Ltd.

Edward E. Barr            President and Chief Executive Officer, Sun Chemical             First Union Corporation
                          Corporation, Fort Lee, New Jersey.                              United Water Resources

Gordon T. Beaham, III     Chairman and President, Faultless Starch/Bon Ami Company,
                          Kansas City, Missouri, since 1987.  Prior thereto, President and Chief Executive Officer.

Robert C. Buchanan        President and Chief Executive Officer, Fox Valley               Grady, W. H. Company
                          Corporation, Appleton, Wisconsin.                               Firstar Corporation

Robert E. Carlson         Executive Vice President of NML since 1987.  Senior Vice
                          President 1982-1987.  Prior thereto, Vice President-Research,
                          Life Insurance Marketing and Research Association,
                          Farmington, Connecticut.

George A. Dickerman       President, Spalding Sports Worldwide, Chicopee,                 Evenflo & Spalding Holdings Corp.
                          Massachusetts, since 1981.

Thomas I. Dolan           Retired Chairman, A. O. Smith Corp., Milwaukee, Wisconsin,      A. O. Smith Corporation
                          since 1992.  Chairman, 1989-1992; Chairman and Chief
                          Executive Officer 1984-1989; prior thereto President.

Pierre S. Du Pont         Attorney, Richards, Layton & Finger, Wilmington, Delaware,      Louisiana-Pacific Corporation
                          since 1985; prior thereto, Governor of Delaware.                Pet Incorporated
                                                                                          Whitman Corporation

James D. Ericson          Senior Vice President-Investments 1980-1987.                    MGIC Investment Corporation
                          President and Chief Executive Officer of NML since 10-1-93.
                          President and Chief Operating Officer 1991-1993.  President
                          1990-1991; Executive Vice President 1987-1990; prior thereto,
                          Senior Vice President- Investments 1980-1987.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


                                         PRINCIPAL OCCUPATION
 TRUSTEE                                 DURING PAST FIVE YEAS                            DIRECTORSHIPS
------------------------------------------------------------------------------------------------------------------
J. E. Gallegos            Attorney, Gallegos Law Firm, Santa Fe, New Mexico since 1988;
                          prior thereto, Chairman of the Board, Enviromed Inc., Santa
                          Fe, New Mexico, since 1987; prior thereto, President, Jones,
                          Gallegos, Snead & Wertheim, P.A., Santa Fe, New Mexico.

Stephen N. Graff          Office Managing Partner (retired), Arthur Andersen LLP,         Mason Street Funds
                          Milwaukee, Wisconsin, since 1994.  Managing Partner             Regal-Beloit
                          (Milwaukee office) 1981-93; head of Audit Division

Patricia Albjerg Graham   President, Spencer Foundation, Chicago, Illinois, since 1991;
                          and Professor of the History of American Education, Harvard
                          University, Cambridge, Massachusetts, since 1974.  Dean of the Graduate School of Education at Harvard 1982-1991.

Stephen F. Keller         Former Chairman, The Santa Anita Companies, and Attorney, Los
                          Angeles, California, since August 1996.  Chairman, The Santa
                          Anita Companies, 1993-1996.  Chairman, Santa Anita Realty
                          Enterprises; and President, Santa Anita Operating Company,
                          Arcadia, California, 1992-1993.  President and C.O.O., The
                          Santa Anita Companies, Arcadia, California, 7/91 to 1/92.
                          Attorney, Fulbright & Jaworski, Los Angeles, California, 1/91
                          to 7/91.  attorney, Seidler, Amdec Securities, Inc., Los
                          Angeles, California 1987-1991.  Prior thereto, Attorney,
                          Lillick McHose & Charles, Los Angeles, California.

Barbara A. King           President, Landscape Structures, Inc., Delano, Minnesota,
                          since 1973.

J. Thomas Lewis           Attorney, Monroe & Lemann, New Orleans, Louisiana.

Daniel F. McKeithan, Jr.  President, Tamarack Petroleum Co. Inc., Milwaukee, Wisconsin,    Firstar Corporation
                          since 1982.                                                      Marcus Corporation
                                                                                           WICOR Corporation

Guy A. Osborn             Chairman, Universal Foods Corp., Milwaukee, Wisconsin, since     Firstar Corporation
                          October 1996.  Chairman and Chief Executive Officer,             Firstar Bank Milwaukee
                          Universal Foods Corp., Milwaukee, Wisconsin, 1990-1996.          Fleming Cos.
                          Prior thereto, Chief Executive Officer 1988-1990.                Universal Foods Corporation
                                                                                           WICOR
                                                                                           Wisconsin Gas Company




Donald J. Schuenke        Chairman of the Board Northern Telecom Limited since April      A. O. Smith Corporation
                          1994.  Retired Chairman of NML since 2-1-94.  Chairman of the   Badger Meter, Inc.
                          Board of NML 10-1-93 to 1-31-94.  Chairman and Chief            Federal Home Loan Mortgage
                          Executive Officer 1990-1993.  President and Chief Executive     Corporation (Freddie Mac)
                          Officer 1983-1990; President and Chief Operating Officer        Northern Telecom, Ltd.
                          1981-1983; President 1980-1981; prior thereto, Senior Vice
                          President-Investments.


                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                                          PRINCIPAL OCCUPATION
TRUSTEE                                  DURING PAST FIVE YEARS                                     DIRECTORSHIPS
------------------------------------------------------------------------------------------------------------------------------
H. Mason Sizemore, Jr.    President and Chief Operating Officer, The Seattle Times,
                          Seattle, Washington since 1985.

Harold B. Smith           Chairman, Executive Committee, Illinois Tool Works Inc.,        Grainger, W. W., Inc.
                          Glenview, Illinois since 1982; Vice Chairman, 1981; prior       Illinois Tool Works Inc.
                          thereto, President.                                             Northern Trust Corporation

Sherwood H. Smith, Jr.    Chairman of the Board, Carolina Power & Light Company,          Carolina Power & Light Co.
                          Raleigh, North Carolina, since October 1996.  Chairman and      Northern Telecom Ltd.
                          Chief Executive Officer, Carolina Power & Light Company,        Springs Industries, Inc.
                          Raleigh, North Carolina, 1992-1996.  Prior thereto,             Wachovia Corporation
                          Chairman/President and CEO 1980-1992; President and CEO
                          1979-1980; President 1976-1979.

John E. Steuri            Retired Chairman and CEO *ALLTEL Information Services, Inc.,    National Computer Systems
                          Little Rock, Arkansas, since May 1996.  Chairman and CEO
                          1989-1996.

John J. Stollenwerk       President and Owner, Allen-Edmonds Shoe Corporation, Port       Badger Meter, Inc.
                          Washington, Wisconsin since 1980.                               Firstar Bank Milwaukee N.A.
                                                                                          Koss Corporation

Barry L. Williams         President and Chief Executive Officer, Williams Pacific         American President Companies
                          Ventures, Inc., San Francisco, California, since 1/1993.        Pacific Gas & Electric
                          Prior thereto:  President 1987-1992; President and Chief        Simpson Manufacturing Company
                          Executive Officer, C. N. Flagg Power, Inc., Meriden,            Tenera L.P.
                          Connecticut 1988-1992.  Prior thereto, Managing Principal,
                          Bechtel Investments, Inc. and Sequoia Investments, Inc., San
                          Francisco, California.

Kathryn D. Wriston        Director of various corporations.                               Santa Fe Energy Resources
                                                                                          Stanley Works, The

* Note: Prior to 2/15/95, this company was known as Systematics Information Services, Inc.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

Item 10. (continued)

       (f) To the best of the Registrant's knowledge, none of the Registrant's Executive Officers or Trustees have been involved in any of the items required to be reported in response to Item 401(f) of Regulation S-K.

       (g)  Not applicable.





                             Item 11 is on page 42.

                                   Form 10-K
Item 11. Executive Compensation

     Not applicable. NML Variable Annuity Accounts A and C have no directors or executive officers, the Executive Officers and Trustees of The Northwestern Mutual Life Insurance Company spend no substantial portion of their time on matters relating to NML Variable Annuity Accounts A and C, and the amounts of compensation received by the Executive Officers and Trustees of The Northwestern Mutual Life Insurance Company have no bearing on the values associated with variable annuity contracts issued in connection with Northwestern Mutual Variable Annuity Accounts A and C.

                                   Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Not applicable. The Registrant is a mutual life insurance company and has no stockholders as such.

         (b)  Not applicable.

         (c)  Not applicable.





                             Item 13 is on page 44.

                                   Form 10-K

Item 13.  Certain Relationships and Related Transactions

          (a) (1) The Registrant's second-tier subsidiary, Northwestern Mutual Investment Services, Inc. ("NMIS"), serves as the investment advisor to Northwestern Mutual Series Fund, Inc. (the "Fund"), a series company registered as an open-end management company under the Investment Company Act of 1940 and consisting of nine portfolios; and the Registrant is a party to an investment advisory agreement with each of these portfolios: the Index 500 Stock Portfolio, the Select Bond Portfolio, the Money Market Portfolio, the Balanced Portfolio, the Growth and Income Stock Portfolio, the Growth Stock Portfolio, the Aggressive Growth Stock Portfolio, the High Yield Bond Portfolio and the International Equity Portfolio. The investment advisory agreements with the Index 500 Stock Portfolio, the Select Bond Portfolio, the Money Market Portfolio and the Balanced Portfolio were renewed during the fiscal year. The investment advisory agreements between Registrant, NMIS and the Growth and Income Stock Portfolio, the Growth Stock Portfolio and the High Yield Bond Portfolio were entered into on April 15, 1994. The investment advisory agreements between Registrant, NMIS and the Aggressive Growth Stock Portfolio and the International Equity Portfolio were entered into on April 29, 1994. Various Trustees and Officers of the Registrant serve as directors and officers of the Fund and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreements.

               (2) Various Trustees and Officers of the Registrant have securities accounts with Robert W. Baird and Co. Incorporated ("Baird") and effected transactions through such accounts during the fiscal year. Baird is a regional broker-dealer firm and a member of the New York Stock Exchange. Baird is a majority-owned indirect subsidiary of the Registrant.

                                   Form 10-K

         (b) The Registrant, during 1994, retained the following law firms with whom certain Trustees of the Registrant are affiliated:
              Gibbs, Roper, Loots & Williams, of which Wayne J. Roper, a Trustee of the Registrant, for a portion of 1994, is a member, and Monroe & Lerman, of which J. Thomas Lewis, a Trustee of the Registrant, is a member. The firms were retained to perform certain legal functions for the Registrant.

         (c) Loans are made to Trustees and officers in accordance with the provisions of insurance policies which they may own. Such loans are made in the ordinary course of business and are administered solely according to the terms of the policy.

         (d) Not applicable. The Registrant was not organized within the past five years.




                             Item 14 is on page 46.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     Page
--------  -------------------------------------------------------------------                  ----
          (a)  Financial Statements and Exhibits                                                 16

               (1)  NML Variable Annuity Account A (in Part II, Item 8)
                        Statement of Assets and Liabilities, December 31, 1996
                            and 1995
                        Statement of Operations and Changes in Equity, for years
                            ended December 31, 1996, 1995 and 1994
                        Notes to Financial Statements
                        Report of Independent Accountants
               (2)  NML Variable  Annuity Account C (in Part II, Item 8)                         25
                        Statement of Assets and Liabilities, December 31, 1996
                            and 1995
                        Statement of Operations and Changes in Equity, for years
                            ended December 31, 1996, 1995 and 1994
                        Notes to Financial Statements
                        Report of Independent Accountants

               (3)  The Northwestern Mutual Life Insurance Company                               47
                    Attached are:
                          Report of Independent Accountants
                          Consolidated Statement of Financial Position,
                             December 31, 1996 and 1995
                          Consolidated Statement of Operations, for years ended
                             December 31, 1996, 1995 and 1994
                          Consolidated Statement of General Contingency Reserve,
                             for years ended December 31, 1996, 1995 and 1994
                          Consolidated Statement of Cash Flows, for years ended
                             December 31, 1996, 1995 and 1994
                          Notes to Financial Statements

          (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1996.

          (c)  Compensation amounts deferred in 1996 are included as Exhibit I.                  65

               Financial Statements of majority owned subsidiaries of the Registrant not consolidated have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

          (d)  Not applicable.



                 THE NORTHWESTERN MUTUAL LIFE
                 INSURANCE COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS
                 GENERAL DISTRIBUTION
                 DECEMBER 31, 1996 AND 1995

                      [PRICE WATERHOUSE LLP LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company

We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 1996 and 1995, and the related consolidated summary of operations and consolidated statements of general contingency reserve and of cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated January 24, 1996, we expressed an opinion that the 1995 consolidated financial statements, prepared using accounting practices prescribed or permitted by the Insurance Departments of the states in which the Company and its subsidiary are domiciled (statutory basis of accounting,), were presented fairly, in all material respects, in conformity with generally accepted accounting principles. As described in Note 1 to these financial statements, pursuant to the pronouncement of the Financial Accounting
Standards Board, financial statements of mutual life insurance enterprises prepared using accounting practices prescribed or permitted by insurance regulators (statutory basis of accounting) are no longer considered presentations in conformity with generally accepted accounting principles. Accordingly, our present opinion on the presentation of the 1995 financial statements, as presented herein, is different from the expressed in our previous report.

As described in Note 1, these consolidated financial statements were prepared in conformity with accounting practices prescribed or permitted by the Insurance Departments of the states in which the Company and its subsidiary are domiciled (statutory basis of accounting), which practices differ from generally accepted accounting principles. Accordingly, the consolidated financial statements are not intended to represent a presentation in accordance with generally accepted accounting principles. The effects on the consolidated financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1996 and 1995, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 1996 because of the effects of the variances between the statutory basis of accounting and generally accepted accounting principles referred to in the preceding paragraph and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 1.


Price Waterhouse LLP
January 22, 1997

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (In millions)


                                     ASSETS
                                                        December 31,
                                                --------------------------
                                                   1996            1995
                                                -----------    -----------
Bonds
   United States Government                       $ 5,417        $ 3,282
   Industrial and other                            23,659         22,236
                                                  -------        -------
                                                   29,076         25,518
                                                  -------        -------
Stocks
   Common                                           3,356          2,894
   Unconsolidated subsidiaries                        612            531
   Preferred                                          760            546
                                                  -------        -------
                                                    4,728          3,971
                                                  -------        -------
Mortgage loans                                      9,564          8,429

Real estate
   Investment                                       1,257          1,294
   Home office                                        128            135
                                                  -------        -------
                                                    1,385          1,429
                                                  -------        -------
Loans on policies                                   6,802          6,476
Other investments                                   1,714          1,589
Cash and temporary investments                      1,131            544
Due and accrued investment income                     764            721
                                                  -------        -------
Total invested assets                              55,164         48,677
                                                  -------        -------
Separate account business                           6,339          5,000
Other assets                                        1,177          1,199
                                                  -------        -------
Total Assets                                      $62,680        $54,876
                                                  =======        =======

                           LIABILITIES AND RESERVES
                                                        December 31,
                                                --------------------------
                                                   1996            1995
                                                -----------    -----------
Liability for policy benefits
   Insurance and annuity reserves                 $43,209        $39,545
   Policy benefits in process or left for
     future payments                                1,140          1,109
   Premium deposits                                   427            427
   Policyowner dividends payable                    2,350          2,115
                                                  -------        -------
                                                   47,126         43,196
                                                  -------        -------
Other liabilities
   Interest maintenance reserve                       299            281
   Income taxes                                       942            895
   Miscellaneous                                    2,921          1,336
                                                  -------        -------
                                                    4,162          2,512
                                                  -------        -------
Separate account business                           6,339          5,000
                                                  -------        -------
Asset valuation reserve                             1,538          1,382
                                                  -------        -------
   Total liabilities                               59,165         52,090
                                                  -------        -------
General contingency reserve                         3,515          2,786
                                                  -------        -------

Total Liabilities and Contingency Reserve         $62,680        $54,876
                                                  =======        =======


    The accompanying notes are an integral part of the financial statements

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                       CONSOLIDATED SUMMARY OF OPERATIONS
                                 (In millions)


                                                 For the year ended
                                                     December 31,
                                             ---------------------------
                                          1996          1995           1994
                                          ----          ----           ----

Income
      Premiums                          $ 6,760        $ 6,196        $ 5,743
      Net investment income               3,836          3,673          3,106
      Policy benefits left with
       Company and other income             666            733            636
                                        -------        -------        -------

              Total income               11,262         10,602          9,485
                                        -------        -------        -------

Disposition of income
     Costs
        Agents' compensation                529            508            492
        Other insurance costs               418            398            334
        Premium and other taxes or
            assessments                      96            120            120
                                        -------        -------        -------
                                          1,043          1,026            946
                                        -------        -------        -------

     Benefits to policyowners and
          beneficiaries
        Death benefits                      673            655            609
        Surrender benefits                1,182          1,375            904
        Disability benefits                 202            174            151
        Annuity benefits                    128             92             94
        Matured endowments                   52             48             54
        Payments from policy benefits
          left with Company                 684            590            568
     Net transfers to separate accounts     579            236            344
     Net additions to policy reserves     3,701          3,506          3,313
                                        -------        -------        -------

                                          7,201          6,676           6,037
                                        -------        -------        --------
          Total disposition of income     8,244          7,702           6,983
                                        -------        -------        --------

Savings from operations before income
  taxes and dividends                     3,018          2,900           2,502

Income tax expense                          452            467             281
                                        -------        -------        --------

Savings from operations before
  dividends                               2,566           2,433          2,221

Policyowner dividends                     2,341           2,111          1,942
                                        -------        --------       --------
Net savings from operations                 225             322            279
Net realized capital gains, less tax
   expense of $208, $98 and 85,
   respectively                             395             137            119
                                        -------        --------       --------
 Contribution to general contingency
   reserve from operations              $   620        $    459       $    398
                                        =======        ========       ========


                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
             CONSOLIDATED STATEMENT OF GENERAL CONTINGENCY RESERVE
                                 (In millions)



                                                          For the year ended
                                                             December 31,
                                                       -----------------------
                                                       1996    1995     1994
                                                       ----    ----     ----
Beginning of year balance                             $2,786   $2,225   $2,030
        Contribution to general contingency reserve
         from operations                                 620      459      398
        Change in net unrealized capital gains           295      373     (242)

        Change in asset valuation reserve               (156)    (192)      37

        Other-net                                        (30)     (79)       2
                                                      ------   ------   ------
End of year balance                                   $3,515   $2,786   $2,225
                                                      ======   ======   ======

                     The accompanying notes are an integral
                        part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                      For the year ended
                                                          December 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 --------   --------  --------
Cash flows from operating activities
  Insurance premiums, annuities and other
        considerations                           $  7,361   $  6,864  $  6,299
  Net investment income received                    3,634      3,480     3,013
  Net loans on policies                              (326)      (331)     (297)
  Benefits paid to policyholders and
        beneficiaries                              (2,912)    (2,939)   (2,357)
  Net transfers to separate accounts                 (579)      (236)     (344)
  Policyowner dividends paid                       (2,105)    (1,945)   (1,777)
  Expenses and taxes                               (1,424)    (1,279)   (1,033)
  Other-net                                         1,558        381        89
                                                  -------    -------   -------
        Net cash provided by operating
                activities                          5,207      3,995     3,593

Cash flows from investing activities
  Proceeds from investments sold or matured
        Bonds                                     31,942      25,317    27,096
        Stocks                                     4,570       2,465     1,469
        Mortgage loans                             1,253         431       512
        Real estate                                  178          48       164
        Other invested assets                        316         149       213
        Capital gain (tax) benefit                  (239)        (85)       28
                                                 -------     -------   -------
                                                  38,020      28,325    29,482

Cost of investments acquired
        Bonds                                      35,342     27,596    29,672
        Stocks                                      4,463      2,562     1,606
        Mortgage loans                              2,455      1,883     1,356
        Real estate                                   125        202         6
        Other invested assets                         255        336       413
                                                 --------    -------   -------
                                                  42,640      32,579    33,055

        Net cash used in investing activities     (4,620)     (4,254)   (3,573)
                                                 -------     -------   -------

Net (decrease) increase in cash and temporary
        investments                                  587        (259)       20

Cash and temporary investments, beginning of
        year                                         544         803       783
                                                 -------     -------   -------
Cash and temporary investments, end of year      $ 1,131     $   544   $   803
                                                 =======     =======   =======


                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - PRINCIPAL ACCOUNTING POLICIES

The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company (the "Company") and its wholly-owned life insurance subsidiary. The Company offers life, annuity and disability income products to the personal, business, estate and tax-qualified markets.

The consolidated financial statements have been prepared using accounting policies prescribed or permitted by the Insurance Departments of the states in which the Company and its subsidiary are domiciled (statutory basis of accounting). Prior to December 15, 1995, these policies were considered generally accepted accounting principles ("GAAP") for mutual life insurance enterprises. However, in April 1993, the Financial Accounting Standards Board issued Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance Companies and Other Enterprises," which established a different definition of GAAP for mutual life insurance enterprises. Under the Interpretation, financial statements of mutual life insurance enterprises for periods beginning after December 15, 1995 which are prepared on the statutory basis of accounting are no longer characterized as being in conformity with GAAP.

The consolidated financial statements are prepared on the statutory basis of accounting and are not intended to represent a presentation in accordance with GAAP. Financial statements prepared on a statutory basis of accounting vary from financial statements prepared on a GAAP basis primarily because on a GAAP basis policy acquisition costs are deferred and amortized, investment valuations and insurance reserves are based on different assumptions, deferred taxes are provided for book and tax differences and premiums on annuity contracts are accounted for as deposits to policyholders' accounts.

The preparation of financial statements in conformity with the statutory basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

The Company's investments are valued on the following bases:

Bonds           -       Amortized cost using the interest method; loan-
                        backed and structured securities are amortized using estimated prepayment rates and, generally, the prospective adjustment method.

Common Stocks                        -    Market value
Unconsolidated Subsidiaries          -    Equity in subsidiaries' net assets
Preferred Stocks                     -    Cost
Mortgage Loans                       -    Amortized cost
Investment Real Estate               -    Lower of cost, less depreciation and
                                          encumbrances, or estimated net
                                          realizable value
Home Office Real Estate              -    Cost, less depreciation
Loans on Policies                    -    Cost
Other Investments - Joint Ventures   -    Lower of equity in or market value
                                          of ventures' net assets

Separate Account Business

This business consists of annuities funded by specific assets held in separate accounts. The assets in these accounts are carried at market value. The policy values reflect the investment performance of the respective accounts.

Insurance, Annuity and Disability Income Reserves

Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner's Reserve Valuation Method with interest rates ranging from 3-1/2% to 5-1/2%. Other policy reserves are based primarily on the net level premium method employing various mortality tables at interest rates ranging from 2% to 4-1/2%.

Deferred annuity reserves on policies issued since 1985 are valued using the Commissioner's Annuity Reserve Valuation Method with interest rates ranging from 3-1/2% to 6-1/4%. Other deferred annuity reserves are based on the contract value. Immediate annuity reserves are present values of expected benefit payments at interest rates ranging from 3-1/2% to 7-1/2%.

Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Previous DI business uses the net level premium method, using a 3% or 4% interest rate and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present values of expected benefit payments using primarily the 1985 CIDA (modified for Company experience in the first two years of disability) with interest rates ranging from 3% to 5-1/2%.

Use of these actuarial tables and methods involves estimation of future mortality and morbidity based on past experience. Actual future experience could differ from these estimates.

Interest Maintenance Reserve

The Company is required to maintain an interest maintenance reserve ("IMR"). The IMR establishes a reserve for realized gains and losses, net of tax, resulting from changes in interest rates on short and long-term fixed income investments. Net realized gains and losses charges to the IMR are amortized into investment income over the approximate remaining life of the investment sold.

Asset Value Reserve

The Company is also required to maintain an asset valuation reserve ("AVR"). The AVR establishes a reserve for certain invested assets held by the Company. In the aggregate, AVR was 83.8% of the allowable maximum at December 31, 1996.

Premium Income

Life insurance premiums are recognized as income at the beginning of each policy year.

Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and co-insurance contracts. In 1996, the Company increased its use of coinsurance on term insurance. As of December 31, 1996, total life insurance inforce approximated $430 billion, of which approximately $146 billion, comprised principally of term insurance, had been ceded to various reinsurers. The Company retains a maximum of $15 million of coverage per individual life and $20 million maximum of coverage per joint life.

Operating Costs

Operating costs, including costs of acquiring new policies, are charged to operations as incurred.

Income Taxes

Provisions for income taxes are based on current income tax returns without recognition of deferred taxes due to timing differences. The portion of the federal income tax based on mutual life insurance company equity is reflected as a component of income tax expense, including related adjustments for prior years.

The Company files a consolidated life-nonlife federal income tax return. Federal income tax returns for years through 1988 are closed as to further assessment of tax. Adequate provision has been made in the financial statements for any additional taxes which may become due with respect to the open years.

The Company's effective tax rate on savings from operations before income tax expense (after dividends) in 1996 was approximately 67%. Two significant factors cause the Company's effective tax rate to exceed the federal corporate rate of 35%. First, the Company pays a tax that is assessed only on mutual life insurance companies, which is an amount that purports to equate a portion of policyholder dividends with nondeductible dividends paid to shareholders of stock companies. Second, the Company must capitalize and amortize (as opposed to immediately deducting) an amount deemed to represent the cost of acquiring new business ("DAC tax").

Policyowner Dividends

Dividends payable in the following year on participating policies are charged to current operations. All life insurance policies issued by the Company are participating.

Reclassification

Certain amounts in previously issued financial statements have been reclassified to conform to current year presentation.

NOTE 2 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following summarizes the bases used by the Company in estimating its fair value disclosures for financial instruments:

        Bonds and common and preferred stocks - Fair values are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

        Mortgage loans - Fair values are derived by discounting the future estimated cash flows using current interest rates of debt securities with similar credit risk and maturities, or utilizing net realizable values.

        Loans on policies - The carrying amount reported in the statement of financial position approximates fair value since loans on policies reduce the amount payable at death or at surrender of the contract.

        Cash and temporary investments and due and accrued investment income - The carrying amounts reported in the statement of financial position approximate fair value.

        Annuity reserves (without mortality/morbidity features) - Fair values are derived by discounting the future estimated cash flows using current interest rates with similar maturities.

        Other deposit liabilities - The carrying amounts reported in the statement of financial position approximate fair value.

NOTE 3 - INVESTMENTS

Net Investment Income

The Company's net investment income for the years ended December 31, 1996, 1995 and 1994 of the following:

                                                1996        1995         1994
                                              -------     --------     --------
                                                       (In millions)
Interest, dividends, rents, equity in
  unconsolidated subsidiaries' earnings
  and joint venture income                    $4,125       $3,952       $3,395

Less: Investment expenses and depreciation      (289)        (279)        (289)
                                              ------       ------       ------
Net investment income                         $3,836       $3,673       $3,106
                                              ======       ======       ======


Realized Gains and Losses

During 1996, 1995 and 1994, the Company, in its normal course of business, sold certain invested assets realizing gains and losses before transfer to the IMR and capital gains tax from such sales as follows:

                                        For the year ended               For the year ended               For the year ended
                                        December 31, 1996                December 31, 1995                December 31, 1994
                                   ------------------------------    -----------------------------    -----------------------------
                                                           Net                               Net                              Net
                                                         Realized                         Realized                         Realized
                                   Realized   Realized    Gains      Realized   Realized    Gains     Realized   Realized    Gains
                                     Gains     Losses    (Losses)      Gains     Losses   (Losses)      Gains     Losses   (Losses)
                                   --------   --------   --------    --------   --------  --------    --------   --------  --------
                                                                             (In millions)
Bonds                               $  396     $(383)      $ 13       $  576     $(130)     $446        $171      $(535)    $(364)
Stocks                                 580      (115)       465          574      (429)      145         499       (291)      208
Mortgage loans                           2       (15)       (13)           2       (32)      (30)          -        (37)      (37)
Real estate                             36         0         36           14        (3)       11          16         (7)        9
Other invested assets                  204       (51)       153          188       (95)       93         110        (98)       12
                                    ------     -----       ----       ------     -----      ----        ----      -----     -----
                                    $1,218     $(564)      $654       $1,354     $(689)     $665        $796      $(968)    $(172)
                                    ======     =====       ====       ======     =====      ====        ====      =====     =====

Debt Securities

Debt securities consist of all bonds, fixed maturity preferred stocks and short term fixed income investments.

The statement values, which principally represent amortized cost, and estimated market values of the Company's debt securities at December 31, 1996 and 1995 are as follows:

December 31, 1996                                              Reconciliation to Estimated Market Value
-----------------                                              ----------------------------------------
                                                            Gross                   Gross             Estimated
                                Statement                 Unrealized              Unrealized           Market
                                 Value                   Appreciation            Depreciation          Value
                                ---------                ------------            ------------         ---------
                                                                                 (In millions)
US Government and
 political obligations          $ 4,809                    $  171                   $  (2)             $ 4,978

Mortgage-backed
 securities                       6,747                       179                     (38)               6,888

Corporate and other
 debt securities                 18,722                       776                     (99)              19,399
                                -------                    ------                   -----              -------
                                 30,278                     1,126                    (139)              31,265

Preferred stocks                     84                         6                      (1)                  89
                                -------                    ------                   -----              -------

  Total                         $30,362                    $1,132                   $(140)             $31,354
                                =======                    ======                   =====              =======



December 31, 1995                                              Reconciliation to Estimated Market Value
-----------------                                              ----------------------------------------
                                                            Gross                   Gross             Estimated
                                Statement                 Unrealized              Unrealized           Market
                                 Value                   Appreciation            Depreciation          Value
                                ---------                ------------            ------------         ---------
                                                                                 (In millions)
US Government and
 political obligations          $ 3,267                    $  296                   $  (1)             $ 3,562

Mortgage-backed
 securities                       6,734                       336                     (12)               7,058

Corporate and other
 debt securities                 15,999                     1,250                     (47)              17,202
                                -------                    ------                   -----              -------

                                 26,000                     1,882                     (60)              27,822

Preferred stocks                    108                         3                      (2)                 109
                                -------                    ------                   -----              -------

  Total                         $26,108                    $1,885                   $ (62)             $27,931
                                =======                    ======                   =====              =======

The amortized cost and estimated value of debt securities at December 31, 1996 and 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   December 31, 1996        December 31, 1995
                                -----------------------   ---------------------
                                             Estimated                Estimated
                                Statement     Market      Statement    Market
                                  Value        Value        Value       Value
                                ---------    ---------    ---------   ---------

Due in one year or less         $ 1,659       $ 1,713       $   977    $   979

Due after one year
  through five years              4,077         4,205         3,658      3,879

Due after five years
  through ten years               7,802         8,092         6,879      7,347

Due after ten years              10,077        10,456         7,860      8,668
                                -------       -------       -------    -------

                                 23,615        24,466        19,374     20,873

Mortgage-backed securities        6,747         6,888         6,734      7,058
                                -------       -------       -------    -------

                                $30,362       $31,354       $26,108    $27,931
                                =======       =======       =======    =======


The fair value of perpetual preferred stocks as of December 31, 1996 and 1995 approximates $892 million and $578 million, respectively, compared to the statement values of $676 million and $439 million, respectively.

The Company has entered into a securities lending agreement whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 1996 the estimated fair value of loaned securities was $2.2 billion. The Company's policy requires a minimum of 102 percent of the fair value of the loaned securities as collateral, calculated on a daily basis in the form of either cash or securities. Cash collateral received and related amounts due to counterparties are reflected in the consolidated statement of financial position. To further minimize the credit risks related to this program, the financial condition of counterparties is monitored on a regular basis.

Mortgage Loans

As of December 31, 1996 and 1995, the mortgage loan portfolio was distributed as follows:

                                   December 31, 1996         December 31, 1995
                                  -------------------       -------------------

                                  Statement     % of         Statement     % of
  Geographic Location               Value       Total          Value       Total
  -------------------             ---------    ------        ---------    ------
                                (In millions)             (In millions)
  Middle Atlantic                 $1,170      12.3%         $  945       11.2%

  South Atlantic                   2,845      29.7           2,346       27.8

  North Central                    1,675      17.5           1,560       18.5

  South Central                    1,035      10.8           1,018       12.1

  Pacific Northwest                  578       6.1             454        5.4

  Pacific                          1,998      20.9           1,803       21.4

  Canada                             263       2.7             303        3.6
                                  ------     -----          ------      -----
                                  $9,564     100.0%         $8,429      100.0%
                                  ======     =====          ======      =====

  Property Type
  -------------

  Retail                          $3,099      32.4%         $2,897       34.4%

  Office Building                  2,963      31.0           2,677       31.8

  Residential                      2,340      24.5           1,804       21.4

  Commercial                         818       8.5             792        9.4

  Other                              344       3.6             259        3.9
                                  ------     -----          ------      -----
                                  $9,564     100.0%         $8,429      100.0%
                                  ======     =====          ======      =====


The fair value of mortgage loans as of December 31, 1996 and 1995 approximates $9,823 million and $8,983 million, respectively.

Affiliates

The Company has a 17.7% investment in MGIC Investment Corporation ("MGIC"), an affiliate. At December 31, 1996, the market value of the Company's investment in MGIC (10.4 million shares) exceeded the statement value by $466 million. During 1996, NML sold 1.2 million shares of MGIC resulting in a realized gain of $50.0 million.

In July 1995, the Company entered into a forward contact with a brokerage firm to deliver 4.4 million to 5.4 million shares of MGIC (or cash) in August 1998 for a price determined by the market value of the MGIC shares at that time in exchange for a fixed cash payment of $247 million ($48 per share). The Company's objective in entering into the forward contract is to hedge against depreciation in the value of its MGIC holdings during the contract period below the initial spot price of $48, while partially participating in appreciation, if any, during the forward contract's duration.

Real Estate

For real estate and joint venture properties acquired subsequent to December 1990, the Company calculates depreciation using the straight-line method in accordance with guidelines established by the National Association of Insurance Commissioners. For properties acquired prior to December 1990, the Company calculates depreciation using either the straight-line method or the constant-yield method. Home office real estate is depreciated using the straight-line method.

At December 31, 1996, investment real estate includes $119 million of real estate acquired through foreclosure. In 1996, the Company recorded writedowns of $31 million and $12 million for the excess of carrying value over fair value of certain real estate investments and mortgage loans, respectively. Valuation allowances for real estate and mortgage loans with fair values that are less than statement values are adequately covered by normal AVR reserves and by a $110 million special investment reserve established by the Company for real estate, mortgage loans and other invested assets.

Derivative Financial Instruments

The Company's current utilization of derivative financial instruments is limited. The Company's derivative transactions are used to reduce or modify risks of volatility related to foreign currency, interest rate movements and stock price fluctuation. These hedging strategies use forwards, futures, options and swaps.

At December 31, 1996 the Company held the following positions:


                                                Notional
                                                Contract
Derivative Financial Instruments:               Amounts             Risks Reduced
---------------------------------               --------            -------------
                                             ($ millions)
Foreign Currency Forward Contracts               $854          Currency exposure on foreign
                                                               denominated investments.

Stock Futures                                     279          Stock market price fluctuation.

Option to acquire an Interest Rate Swap           320          Interest rate payable on Fixed Annuities.

Foreign Currency and Interest Rate Swaps          251          Interest rates on variable rate notes and
                                                               currency on foreign denominated bonds.



The hedges are recorded by the Company in the same manner as the underlying investments. Changes in the values of these contracts are expected to offset the gains and losses on the hedged investments. On hedges marked to market, gains and losses are unrealized before contract settlement and realized on settlement.

The effect of derivative transactions is not significant to the Company's results of operations or financial position.

NOTE 4 - ANNUITIES AND OTHER DEPOSIT LIABILITIES

The value of annuities (without mortality/morbidity features) and other deposit liabilities as of December 31, 1996 and 1995 are as follows:

                                 December 31, 1996           December 31, 1995
                               ---------------------        --------------------
                                Statement     Fair           Statement    Fair
                                  Value       Value            Value      Value
                               -----------   -------        -----------  ------
                                                  (In millions)
Annuities                        $2,554      $2,477           $2,631     $2,437

Other deposit liabilities           797         797              783        783


NOTE 5 - BENEFIT PLANS

The Company maintains non-contributory defined benefit retirement plans for all eligible employees and agents as well as a 401(k) plan for eligible employees and a non-contributory defined contribution plan for all full-time agents. These plans are funded currently and plan assets of $1.3 billion at December 31, 1996 are primarily included in the separate accounts of the Company. As of January 1, 1996, the most recent actuarial valuation date available, the defined benefit plans were fully funded.

In addition to pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company.

Postretirement benefit cost for the year ended December 31, 1996 was a benefit of $12 million; it includes the expected cost of postretirement benefits for newly eligible and vested employees and interest cost totaling $6 million offset by gains from differences between actuarial assumptions and actual experience of $18 million. At December 31, 1996 and 1995, the unfunded postretirement benefit obligation for retirees and other fully eligible or vested employees was $35 million and $49 million, respectively. The estimated postretirement benefit obligation for active non-vested employees was $43 million. The discount rate used to determine the postretirement benefit obligation was 7% and the health care cost trend rate was 10% in 1996, declining by 1% per year to an ultimate rate of 5% over 5 years. If the health care cost trend rate assumptions were increased by 1%, the postretirement benefit obligation as of December 31, 1996 would be increased by $5 million.

At December 31, 1996, the plan assets attributable to postretirement health care benefits totaled $34 million.

NOTE 6 - REINSURANCE

The amounts shown in the accompanying consolidated financial statements are net of reinsurance activity. Reserves at December 31, 1996 are stated net of reinsurance of $355 million. The effect of reinsurance on premiums and benefits for the year ended December 31, 1996 and 1995 are as follows (in millions):

                                                1996          1995      1996
                                               ------        ------    -----
Direct premiums                                $7,064        $6,452    $5,977
Reinsurance ceded                                (304)         (256)     (234)
                                               ------        ------    ------
Net premiums                                   $6,760        $6,196    $5,743
                                               ======        ======    ======
Benefits to policyholders and beneficiaries    $7,348        $6,818    $6,178
Reinsurance recoveries                           (147)         (142)     (141)
                                               ------        ------    ------
Net benefits to policyholders
  and beneficiaries                            $7,201        $6,676    $6,037
                                               ======        ======    ======


In addition, the Company received credits of $93 million for reinsurers representing reimbursements of commissions and other expenses. The credits are included in other income in the consolidated summary of operations.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

NOTE 7 - CONTINGENCIES

In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates and market volatility. These instruments may involve credit risk and may also be subject to risk of loss due to interest rate fluctuations.

The Company has guaranteed certain obligations of its affiliates. These guarantees totaled approximately $120 million at December 31, 1996 and are generally supported by the underlying net asset values of the affiliates.

The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's financial condition.

                                   Form 10-K

                                   EXHIBIT I

Reference is made to a form of deferred compensation agreement filed as Exhibit B-2 with Form 10-K for 1970 and The Northwestern Mutual Employee Savings Plan filed as Exhibit II for 1985. Pursuant to such contracts the following amounts were deferred in 1996:


                Executive Officers
                ------------------
                James D. Ericson            391,500
                Robert E. Carlson           176,000
                Walt J. Wojcik              188,600
                Mason G. Ross                72,211
                Frederic H. Sweet            19,680
                James F. Reiskytl            21,650
                Richard L. Hall              39,200
                Madonna M. Hostetter          7,042
                Gary E. Long                 57,200
                Donald L. Mellish           100,437
                Deborah A. Beck              38,000
                Edward J. Zore               83,000
                Dennis Tamcsin               42,500
                Peter W. Bruce               68,040
                Mark G. Doll                 87,000
                John M. Bremer              100,000
                James W. Ehrenstrom          68,500
                William C. Koenig            18,920
                Leonard F. Stecklein         69,000
                Martha M. Valerio           148,805
                Virgil Renne, Jr.            14,000
                W. Ward White                67,000
                Barbara F. Piehler           71,680
                Thomas E. Dyer               44,670
                Steven T. Catlett            14,350
                Gregory C. Oberland          13,936
                Susan A. Lueger              33,710
                Ralph A. Pelton              26,000
                Meridee J. Maynard           78,430
                William H. Beckley           22,560
                Robert J. Berdan             14,000

                Trustees
                --------
                Stephen F. Keller            41,500
                R. Quintus Anderson          43,750
                Jake E. Gallegos             39,000
                Patricia Albjerg Graham      41,500
                Richard H. Holton             6,000
                Robert C. Buchanan           37,900
                Edward E. Barr               41,500
                Sherwood H. Smith, Jr.       42,250
                John J. Stollenwerk          77,900
                Herman M. Sizemore           41,500
                George A. Dickerman          35,000
                John E. Steuri               42,750
                                         $2,688,171
                                         ==========

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE NORTHWESTERN MUTUAL LIFE
                                           INSURANCE COMPANY
                                             (Registrant)

                   By   James D. Ericson
                        -------------------------------------
                        James D. Ericson
                        President and Chief Executive Officer


                   By   Gary E. Long
                        -------------------------------------
                        Gary E. Long
                        Vice President and Controller

Date:  March 24, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Title

James D. Ericson                Trustee, President and Chief Executive Officer
---------------------
James D. Ericson


                                                            Dated March 24, 1997

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


                             SIGNATURES (continued)


R.   QUINTUS ANDERSON*                  Trustee
----------------------------
R.   Quintus Anderson


EDWARD E. BARR                          Trustee
----------------------------
Edward E. Barr


GORDON T. BEAHAM, III*                  Trustee
----------------------------
Gordon T. Beaham, III


FRANK H. BERTSCH*                       Trustee
----------------------------
Frank H. Bertsch


ROBERT C. BUCHANAN*                     Trustee
----------------------------
Robert C. Buchanan


ROBERT E. CARLSON*                      Trustee
----------------------------
Robert E. Carlson


GEORGE A. DICKERMAN*                    Trustee
----------------------------
George A. Dickerman


THOMAS I. DOLAN*                        Trustee
----------------------------
Thomas I. Dolan


PIERRE S. DU PONT, IV*                  Trustee         Dated March 24, 1997
----------------------------
Pierre S. Du Pont, IV


JAMES D. ERICSON*                       Trustee
----------------------------
James D. Ericson


J.   E. GALLEGOS*                       Trustee
----------------------------
J.   E. Gallegos



PATRICIA ALBJERG GRAHAM*                Trustee

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                             SIGNATURES (continued)



RICHARD H. HOLTON*                       Trustee
------------------------------------
Richard H. Holton


STEPHEN F. KELLER*                       Trustee
------------------------------------
Stephen F. Keller


J.   THOMAS LEWIS*                       Trustee
------------------------------------
J.   Thomas Lewis


FRED G. LUBER*                           Trustee
------------------------------------
Fred G. Luber


DANIEL F. McKEITHAN, JR.*                Trustee
------------------------------------
Daniel F. McKeithan, Jr.


GUY A. OSBORN                            Trustee
------------------------------------
Guy A. Osborn


DONALD J. SCHUENKE*                      Trustee         Dated March 24, 1997
------------------------------------
Donald J. Schuenke


H.   MASON SIZEMORE, JR.                 Trustee
------------------------------------
H.   Mason Sizemore, Jr.


HAROLD B. SMITH*                         Trustee
------------------------------------
Harold B. Smith


SHERWOOD H. SMITH, JR.*                  Trustee
------------------------------------
Sherwood H. Smith, Jr.


JOHN J. STOLLENWERK*                     Trustee
------------------------------------
John J. Stollenwerk


BARRY L. WILLIAMS*                       Trustee
------------------------------------
Barry L. Williams


KATHRYN D. WRISTON*                      Trustee
------------------------------------
Kathryn D. Wriston


*By JAMES D. ERICSON*
    --------------------------------
    James D. Ericson, Attorney in
    fact, pursuant to the Power of
    Attorney attached hereto

                                   Form 10-K

                               POWER OF ATTORNEY

     The undersigned Trustees of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY hereby constitute and appoint James D. Ericson and Robert E. Carlson, or either of them, their true and lawful attorneys and agents to sign the names of the undersigned Trustees to (1) the registration statement or statements to be filed under the Securities Act of 1933 and to any instrument or document filed as part thereof or in connection therewith or in any way related thereto, and any and all amendments thereto in connection with variable contracts issued or sold by The Northwestern Mutual Life Insurance Company or any separate account credited therein and (2) the Form 10-K Annual Report or Reports of The Northwestern Mutual Life Insurance Company and/or its separate accounts for its or their fiscal year ended December 31, 1995 to be filed as part thereof or in connection therewith or in any way related thereto, and any and all amendments thereto. "Variable contracts" as used herein means any contracts providing for benefits or values which may vary according to the investment experience of any separate account maintained by The Northwestern Mutual Life Insurance Company, including variable annuity contracts and variable life insurance policies.
Each of the undersigned hereby ratifies and confirms all that said attorneys and agents shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has subscribed these presents this 27th day of July, 1994.



                   R. QUINTUS ANDERSON                       Trustee
                   ------------------------------------------
                   R. Quintus Anderson


                   EDWARD E. BARR                            Trustee
                   ------------------------------------------
                   Edward E. Barr


                   GORDON T. BEAHAM, III                     Trustee
                   ------------------------------------------
                   Gordon T. Beaham, III


                   FRANK H. BERTSCH                          Trustee
                   ------------------------------------------
                   Frank H. Bertsch


                   ROBERT C. BUCHANAN                        Trustee
                   ------------------------------------------
                   Robert C. Buchanan


                   ROBERT E. CARLSON                         Trustee
                   ------------------------------------------
                   Robert E. Carlson


                   GEORGE A. DICKERMAN                       Trustee
                   ------------------------------------------
                   George A. Dickerman


                   THOMAS I. DOLAN                           Trustee
                   ------------------------------------------
                   Thomas I. Dolan


                   PIERRE S. DU PONT, IV                     Trustee
                   ------------------------------------------
                   Pierre S. Du Pont, IV


                   JAMES D. ERICSON                          Trustee
                   ------------------------------------------
                   James D. Ericson


                   J. E. GALLEGOS                            Trustee
                   ------------------------------------------
                   J. E. Gallegos


                   PATRICIA ALBJERG GRAHAM                   Trustee
                   ------------------------------------------
                   Patricia Albjerg Graham

                                   Form 10-K



                        RICHARD H. HOLTON                            Trustee
                        ---------------------------------------------
                        Richard H. Holton


                        STEPHEN F. KELLER                            Trustee
                        ---------------------------------------------
                        Stephen F. Keller


                        J. THOMAS LEWIS                              Trustee
                        ---------------------------------------------
                        J. Thomas Lewis


                        FRED G. LUBER                                Trustee
                        ---------------------------------------------
                        Fred G. Luber


                        DANIEL F. McKEITHAN, JR.                     Trustee
                        ---------------------------------------------
                        Daniel F. McKeithan, Jr.


                        GUY A. OSBORN                                Trustee
                        ---------------------------------------------
                        Guy A. Osborn


                        DONALD J. SCHUENKE                           Trustee
                        ---------------------------------------------
                        Donald J. Schuenke


                        H. MASON SIZEMORE, JR.                       Trustee
                        ---------------------------------------------
                        H. Mason Sizemore, Jr.


                        HAROLD B. SMITH                              Trustee
                        ---------------------------------------------
                        Harold B. Smith


                        SHERWOOD H. SMITH, JR.                       Trustee
                        ---------------------------------------------
                        Sherwood H. Smith, Jr.


                        JOHN E. STEURI                               Trustee
                        ---------------------------------------------
                        John E. Steuri


                        JOHN J. STOLLENWERK                          Trustee
                        ---------------------------------------------
                        John J. Stollenwerk


                        BARRY L. WILLIAMS                            Trustee
                        ---------------------------------------------
                        Barry L. Williams


                        KATHRYN D. WRISTON                           Trustee
                        ---------------------------------------------
                        Kathryn D. Wriston